Form 10-Q
period 2014-03-31
Continental Building Products, Inc.
filed 2014-05-13
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-36293

Continental Building Products, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1718923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12950 Worldgate Drive, Suite 700, Herndon VA	20170
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (703) 480-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 9, 2014 was 44,069,000.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Operations

(dollars in thousands except per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Sales	86,973	83,450
Costs, expenses and other income:
Cost of goods sold	73,196	65,157
Selling and administrative:
Direct	7,496	6,444
Allocated from Lafarge	—	1,896

Total selling and administrative	7,496	8,340

Total costs and operating expenses	80,692	73,497
Operating income	6,281	9,953
Other (expense) income, net	(5,186)	(23)
Interest expense, net	(14,176)	(62)

Income (loss) before earnings (losses) on equity method investment and income tax	(13,081)	9,868
Earnings (losses) from equity method investment	—	(93)

Income (loss) before income tax benefit	(13,081)	9,775
Income tax benefit	4,458	22

Net income (loss)	(8,623)	9,797

Net loss per share, basic and diluted
Basic	$(0.22)
Diluted	$(0.22)
Weighted average shares outstanding
Basic	39,493,722
Diluted	39,493,722

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Comprehensive Income (Loss)

(dollars in thousands except per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net (loss) income	$(8,623)	$9,797
Foreign currency translation adjustment	(841)	1,038

Comprehensive (loss) income	$(9,464)	$10,835

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$3,056	$11,822
Receivables, net	38,309	32,328
Inventories	37,851	28,120
Prepaid and other current assets	6,733	4,523
Deferred taxes, current	6,433	2,137

Total current assets	92,382	78,930
Property, plant and equipment, net	375,219	383,625
Customer relationships and other intangibles, net	121,469	126,126
Goodwill	119,945	119,945
Equity method investment	13,000	—
Financial interest in Seven Hills	—	13,000
Debt issuance costs	10,224	17,800
Deferred taxes, non-current	980	950

Total Assets	$733,219	$740,376

Liabilities and Equity
Accounts payable	$26,072	$28,126
Accrued and other liabilities	4,932	11,325
Notes payable, current portion	4,150	4,150

Total current liabilities	35,154	43,601
Other long-term liabilities	129	—
Notes payable, non-current portion	419,109	559,924

Total liabilities	454,392	603,525

Equity
Common stock	44	32
Additional paid-in capital	286,396	134,968
Accumulated other comprehensive income (loss)	(1,095)	(254)
Accumulated earnings (deficit)	(6,518)	2,105

Total equity	278,827	136,851

Total liabilities and equity	$733,219	$740,376

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(8,623)	$9,797
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,883	6,242
Amortization of debt issuance costs and debt discount	7,526	—
Loss from equity method investment	—	93
Share based compensation	86	—
Deferred taxes	(4,329)	68
Change in assets and liabilities:
Receivables	(5,994)	(6,689)
Inventories	(9,817)	(4,321)
Prepaid expenses and other current assets	(459)	(861)
Other long-term assets	—	—
Accounts payable	(1,993)	(607)
Accrued and other liabilities	(6,350)	(4,008)
Other long term liabilities	129	(56)

Net cash used in operating activities	(15,941)	(342)
Cash flows from investing activities:
Capital expenditures	(1,284)	(725)
Distributions from equity method investment	—	214

Net cash used in investing activities	(1,284)	(511)
Cash flows from financing activities:
Capital contribution (distribution) from (to) Lafarge NA, net	—	853
Net proceeds from issuance of common stock	151,354	—
Principal payment for First Lien Credit Agreement	(1,038)	—
Repayment of Second Lien Credit Agreement	(155,000)	—
Proceeds from revolving credit facility, net	13,500	—

Net cash provided by financing activities	8,816	853

Effect of foreign exchange rates on cash and cash equivalents	(357)	—
Net change in cash and cash equivalents	(8,766)	—
Cash, beginning of period	11,822	—

Cash, end of period	$3,056	$—

See accompanying notes to unaudited financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) NOTES TO THE

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (SUCCESSOR) AND

THREE MONTHS ENDED MARCH 31, 2013 (PREDECESSOR)

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, the “Company”, or the “Successor”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP as of March 31, 2014 contain activity of the acquired business (the Successor) and the combined financial statements for the three months ended March 31, 2013 include the historical accounts of the gypsum division of Lafarge North America Inc. (the “Predecessor”).

The Company manufactures gypsum wallboard and related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.

The Acquisition

On June 24, 2013, Lone Star Funds (“Lone Star”) entered into a definitive agreement with Lafarge North America Inc. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.

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

The Company’s financial statements reflect the Acquisition which was accounted for as a business combination. The following table summarizes the finalized fair values of the assets acquired and liabilities assumed at the Acquisition date.

(in thousands)
Total current assets	$70,371
Property, plant and equipment	392,809
Financial interest in Seven Hills JV	13,000
Trademarks	15,000
Customer Relationships	118,000
Goodwill	119,945
Total current liabilities	(25,984)

Total purchase price	$703,141

The fair value of accounts receivables acquired is $31.9 million (included in total current assets above), with the gross contractual amount being $33.3 million. The Company expects $1.4 million to be uncollectible. The total purchase price remained the same as the one previously provided for the year-end December 31, 2013.

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

Basis of Presentation—Predecessor

The accompanying combined financial statements for the Predecessor have been prepared in accordance with U.S. GAAP.

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

The accompanying Predecessor combined financial statements include the assets, liabilities, revenues and expenses that are specifically identifiable to the acquired business and reflect all costs of doing business related to their operations, including expenses incurred by other entities on the Predecessor’s behalf. In addition, certain costs related to the Predecessor have been allocated from Lafarge N.A. Those allocations are derived from multiple levels of the organization including shared corporate expenses from Lafarge N.A. and fees from Lafarge N.A.’s parent company related to certain service and support functions. The costs associated with these services and support functions (indirect costs) have been allocated to the Predecessor using the most meaningful respective allocation methodologies which were primarily based on proportionate revenue, proportionate headcount, or proportionate direct labor costs compared to Lafarge N.A. and/or its subsidiaries. These allocated costs are primarily related to corporate administrative expenses, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. Income taxes have been accounted for in the Predecessor financial statements on a separate return basis as described in Note 8, Income Taxes.

The Predecessor utilized Lafarge N.A.’s centralized processes and systems for cash management, payroll, and purchasing. As a result, all cash received by the Predecessor was deposited in and commingled with Lafarge N.A.’s general corporate funds and was not specifically allocated to the Predecessor. The net results of these cash transactions between the Predecessor and Lafarge N.A. are reflected within “Net capital contributions to Lafarge N.A.” in the accompanying Combined Statement of Cash Flows.

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

Basis of Presentation for Interim Periods

Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of CBP and the Predecessor and results of operations and cash flows for the periods presented.

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Seasonal changes and other conditions can affect the sales volumes of the Company’s products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.

The financial statements should be read in conjunction with CBP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in CBP’s Annual Report on Form 10-K for the fiscal year then-ended. The Company has continued to follow the accounting policies set forth in those financial statements.

Loss Per Share

On February 3, 2014, the Company effected a 32,304 for one stock split. Basic loss per share is based on the weighted average number of common shares outstanding assuming the 32,304 for one stock split occurred as of the beginning of the period and the issuance of 11,765,000 new shares on February 10, 2014 in connection with the initial public offering of stock. Diluted loss per share is based on the weighted average number of shares outstanding plus the dilutive effect, if any, of restricted stock units (“RSUs”), and of outstanding stock options. As there was a net loss for the period, all 75,000 of outstanding RSUs and all 142,000 of outstanding stock options were not dilutive and were therefore not included in the calculation for diluted loss per share. As such, basic and diluted losses per share are the same.

Three Months Ended March 31, 2014
Net loss (in thousands)	$(8,623)
Weighted average number of common shares	39,493,722

Net loss per share (basic and diluted)	$(0.22)

3. Receivables

Receivables consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade receivables	$40,080	$34,065
Allowances	(1,771)	(1,737)

Total receivables, net	$38,309	$32,328

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished products	$10,531	$3,841
Raw materials	19,208	16,505
Supplies and other	8,112	7,774

Total inventories	$37,851	$28,120

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$12,931	$12,933
Buildings	108,702	108,737
Plant machinery	267,025	267,146
Mobile equipment	2,990	2,990
Construction in progress	4,087	3,554

Property, plant and equipment, at cost	395,735	395,360
Accumulated depreciation	(20,516)	(11,735)

Total property, plant and equipment, net	$375,219	$383,625

Depreciation expense was $8.8 million for the three months ended March 31, 2014 (Successor) and $5.9 million for the three months March 31, 2013 (Predecessor).

6. Software and Other Intangibles

Customer relationships and other intangibles consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Customer relationships	$117,629	$117,919
Purchased and internally developed software	746	11
Trademarks	14,954	14,990

Customer relationships and other intangibles, at cost	133,329	132,920
Accumulated amortization	(11,860)	(6,794)

Customer relationships and other intangibles, net	$121,469	$126,126

Amortization expense is included in cost of sales and was $5.1 million for the three months ended March 31, 2014 (Successor) and $0.3 million for the three months ended March 31, 2013 (Predecessor).

Amortization of customer relationships is done over a 15 year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.

No amortization for capitalized software was taken for the three months ended March 31, 2014 (Successor) as development was in-process and the software not yet put into service. Amortization expense related to capitalized software was $0.1 million for the three months ended March 31, 2013 (Predecessor). CBP did not acquire capitalized software as part the Acquisition, and has incurred approximately $0.7 million related to internal-use software costs that are capitalizable.

Based on the intangible assets recorded as of March 31, 2014, amortization expense for the remaining nine months of 2014 and years ending December 31, 2015, 2016, 2017 and 2018 is expected to be approximately $13.9 million, $14.8 million, $12.2 million, $10.6 million, and $9.4 million, respectively. These amounts may vary as acquisitions and dispositions occur in the future.

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Vacation and other employee-related costs	$3,071	$2,948
VAT taxes	1,039	942
Restructuring	—	—
Income taxes	250	4,197
Other	572	3,238

Total accrued and other liabilities	$4,932	$11,325

8. Income Taxes

The Predecessor’s operating results were included in Lafarge N.A.’s combined US Federal and state income tax returns. In addition, the Canadian Predecessor operations were included in Lafarge N.A.’s Canadian Federal and provincial income tax returns. The provisions for income taxes in the Predecessor financial statements have been determined on a separate return basis as if the Company filed its own tax returns. The income tax benefits related to net operating losses that have been utilized by Lafarge N.A. are reflected in the Predecessor financial statements as a distribution to Lafarge N.A. Management considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the Predecessor’s deferred tax assets will not be realized. Given the losses of the Predecessor over the recent years, the Predecessor established a valuation allowance relating to a portion of the deferred tax assets in the Predecessor financial statements. None of the net operating loss carry-forward carried forward to CBP as of the Acquisition date. The Company has not recorded a valuation allowance at March 31, 2014, as management concluded realization of the deferred tax assets was more likely than not. Our projected estimated effective tax rate for the 2014 calendar year is approximately 34% and for the three months ended March 31, 2014 we did not recognize any discrete tax items.

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

9. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. During the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), total expenses under operating leases were $1.4 million and $1.9 million, respectively. The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $19.3 million for the three months ended March 31, 2014 (Successor) and $16.6 million for the three months ended March 31, 2013 (Predecessor).

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at March 31, 2014 (in thousands):

	Total	Remaining 2014	2015	2016	2017	2018	After 2018
Operating Leases (1)	$5,199	$737	$1,082	$632	$637	$616	$1,495
Purchase Commitments	191,393	25,649	32,507	30,717	20,957	18,060	63,503

Total Commitments	$196,592	$26,386	$33,589	$31,349	$21,594	$18,676	$64,998

(1)	The table reflects future minimum lease payments over the non-cancelable lease terms of its operating lease.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At March 31, 2014 and December 31, 2013 the Company had outstanding letters of credit of approximately $2.4 million for both periods.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a materially adverse effect on the Company’s financial condition, results of operations or liquidity.

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2014 and December 31, 2013, such liabilities were not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

Following the Acquisition, the Company’s sole membership interest holder, LSF8 Gypsum Holdings, L.P., implemented a cash-based long term incentive plan (the “LTIP”), in which participants have the potential to earn a cash payout upon a monetization event (as defined in the LTIP). Potential monetization events include the sale of the Company, an initial public offering where the sponsor reduces its interest to below 50% or at the sponsor’s discretion, or through certain cash distributions as defined in the LTIP. At March 31, 2014, no such monetization events had occurred, and therefore no amounts were accrued in the accompanying balance sheet as of March 31, 2014.

10. Related Party Transactions

Allocated Expenses

The Predecessor has been allocated selling and administrative expenses from Lafarge N.A. of $1.9 million for the three months ended March 31, 2013. These costs from Lafarge N.A. had been derived from multiple levels of the organization including shared corporate expenses and fees from the parent of Lafarge N.A. These allocated costs were primarily related to corporate administrative expenses and reorganization costs, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. The costs associated with these services and support functions (indirect costs) have been allocated to the Predecessor using the most meaningful respective allocation methodologies which were primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs of the Predecessor compared to Lafarge N.A. and/or its subsidiaries.

In addition to the allocated selling and administrative expenses noted above, the Predecessor recorded approximately $2.9 million for the three months ended March 31, 2013 in pension and other post-retirement benefits expense related to its employees, which has been reflected within “Costs of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations of the Predecessor. The Predecessor’s salaried employees and union hourly employees participated in defined benefit pension plans sponsored by Lafarge N.A. These plans include other Lafarge N.A. employees that are not employees of the Predecessor. Lafarge N.A. also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Predecessor. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. The related pension and post-retirement benefit liability has not been allocated to the Predecessor and has not been presented in the accompanying Predecessor balance sheet since the obligation remained a liability of Lafarge N.A. The Successor does not have any defined benefit pension or postretirement benefit plans in place.

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

Other

Since the Acquisition, the Company is no longer part of the Lafarge N.A. organization but does have a Transition Services Agreement to help with certain ongoing back-office functions. These functions include, among others, accounting, treasury, tax, and information technology services. Starting in September 2013, the Company paid Lafarge N.A. a fee for these services of $119,000 per month that escalated to $129,700 per month in 2014. These services are available through February 2015, but can be discontinued earlier by the Company.

On August 30, 2013, the Company entered into an advisory agreement with an affiliate of Lone Star to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company pays 110% of actual costs for the services provided and as of December 31, 2013, we owed $0.2 million under this agreement. The agreement was terminated upon the closing of the public offering of the Company’s stock in February 2014, and upon which the Company paid a termination fee of $2 million that is included in non-operating expense.

11. Investment in Seven Hills

The Predecessor was a party with an unaffiliated third-party to a paperboard liner venture named Seven Hills, LLC (“Seven Hills”). This venture provided the Predecessor with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements. For the Predecessor financial statements, management evaluated the characteristics of its investment in Seven Hills and concluded that Seven Hills would be deemed a variable interest entity (“VIE”) as there was not sufficient equity at risk in Seven Hills. Management also considered certain characteristics related to control and the power to direct the activities of Seven Hills that most significantly impact Seven Hills’ economic performance, including the significant decisions made by the Managing Board and the involvement of the other investor in managing the day-to-day activities. Management concluded the Company was not the primary beneficiary. Accordingly, the Predecessor accounted for its investment in Seven Hills under the equity method of accounting.

Since the Acquisition, the venture equity ownership remained with Lafarge N.A. up until March 13, 2014, although many of the rights and obligations and underlying economics were contractually transferred to the Company. Based on the allocation of the purchase price paid in the Acquisition, $13.0 million related to the financial interest in the Seven Hills venture has been recorded and represents the fair value of the rights retained by the Company after the Acquisition. In the Successor financial statements, we elected the option to account for this financial interest at fair value with changes in fair value reflected in earnings during the period in which they occur. We elected to measure this financial interest at fair value, as permitted under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 825, Financial Instruments, to better reflect the expected future benefit of the acquired financial interest.

On March 13, 2014, Lafarge assigned its interest in the joint venture and the joint venture agreement and the other operative agreements to the Company under the same terms and conditions as existed prior to the Acquisition. As such, at this date of transfer the Company measured the investment at fair value and began accounting for this investment in Seven Hills under the equity method of accounting.

Paperboard purchased from Seven Hills was $12.9 million for the three months ended March 31, 2014 (Successor) and $10.8 million for the three months ended March 31, 2013. The Company also has certain purchase commitments for paper totaling $39.6 million through 2017.

12. Fair Value Measurements

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

The only assets or liabilities we had at March 31, 2014 that will be recorded at fair value on a recurring basis is the interest rate cap that we entered into on March 31, 2014 for $0.2 million (see Note 13). This is classified within Level 2 of the fair value hierarchy as it is valued using third party pricing models which contain inputs that are derived from observable market data.

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

13. Debt

Debt consists of the following:

	March 31, 2014	December 31, 2013
First Lien Credit Agreement with quarterly principal payments, maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.75%; average annual interest rate of 4.75%, before original issue discount	$412,925	$413,962
Second Lien Credit Agreement maturing on February 26, 2021; interest rate of LIBOR (with a 1% floor) plus 7.75%; average annual interest rate of 8.75%, before original issue discount	—	155,000
Borrowings under First Lien Credit Agreement Revolver	$13,500	—
Less: Original issue discount (net of amortization)	(3,166)	(4,888)

Total debt	$423,259	$564,074
Less: Current portion of long-term debt	(4,150)	(4,150)

Long-term debt	$419,109	$559,924

On August 30, 2013, the Company and its subsidiary OpCo entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the “First Lien Credit Agreement”). The First Lien Credit Agreement provides OpCo a term loan facility of $415.0 million and a U.S. dollar revolving loan facility of $40.0 million and a Canadian dollar and/or U.S. dollar revolving facility of $10.0 million (such aggregate $50.0 million revolving facilities together, the “Revolver”), which may be borrowed by OpCo or by its subsidiary, Continental Building Products Canada Inc. in Canadian dollars or U.S. dollars.

On August 30, 2013, the Company and OpCo entered into a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the “Second Lien Credit Agreement”). The Second Lien Credit Agreement provided OpCo a term loan facility of $155.0 million (the “Second Lien Term Loan”).

On February 10, 2014, the Company completed its initial public offering of 11,765,000 shares at $14.00 per share and began trading on the New York Stock Exchange under the symbol CBPX. Net proceeds after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. Net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of our asset advisory agreement with affiliates of Lone Star. The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to fully repay the $155 million Second Lien Term Loan along with a prepayment premium of $3.1 million.

The prepayment premium for the $3.1 million was recorded in other (expense) income. The prepayment of the Second Lien Term Loan also resulted in the write-off of $6.9 million in original issue discount and deferred financing fees that were recorded in interest expense.

Interest is floating for both loans and the interest rate spread over LIBOR (with a 1% floor) was plus 3.75% for the term loan under the First Lien Credit Agreement and plus 7.75% for the term loan under the Second Lien Credit Agreement for the three months ended March 31, 2014. The margin applicable to the borrowing may be reduced by 0.25% if the Company achieves certain credit ratings by Moody’s and S&P. The margin may be further reduced by 0.50% if we achieve certain credit ratings by Moody’s and S&P or achieve a total leverage ratio less than four times net debt to a trailing twelve months adjusted earnings before interest, depreciation and amortization as defined in the Credit agreement. At the end of March 31, 2014, we achieved this lower leverage ratio. This will result in the First Lien Credit Agreement margin spread decreasing by 50 basis points from 3.75% to 3.25% for as long as the leverage ratio, as defined in the First Lien Credit Agreement, remains below four. The lower interest rate becomes effective in May 2014.

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company and has principal payments of $1,037,500 that are due quarterly with a final payment of $387.0 million due on August 28, 2020. The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 5.2% at March 31, 2014.

The First Lien Credit Agreement also has a $50 million revolver (the “Revolver”), $13.5 million of which was outstanding as of March 31, 2014. Interest is floating, based on LIBOR (with a floor of 1%), plus 300 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver, based on draws and outstanding letters of credit and that there are no violations of covenants, was $34.1 million at March 31, 2014.

Total interest paid for the three months ended March 31, 2014 (Successor) was $6.6 million. No significant amounts of interest were paid by the Predecessor in the prior period.

The table below shows the future minimum principal payments due under the First Lien Credit Agreement.

Amount Due
in thousands
Remaining 2014	$3,113
2015	4,150
2016	4,150
2017	4,150
2018	4,150
Thereafter	406,713

Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter, beginning with the quarter ending December 31, 2013. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. The Company was in compliance with this covenant at March 31, 2014, which required a leverage ratio below 6.75.

At March 31, 2014, the Company entered into an interest rate cap on three month US Dollar LIBOR of 2% for a notional amount of $206.5 million, representing one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015, representing one-half of the quarterly principal amounts owed under the First Lien Credit Agreement. The objective of the hedge is to protect the cash flows for one-half of the First Lien Credit Agreement from adverse extreme market interest rate changes through March 31, 2016. Changes in the intrinsic value of the option are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month US Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge. Changes in the time value of the option will be reflected directly in earnings through “other income / expense” in non-operating income. The premium paid of $0.2 million to purchase the interest rate cap is recorded in other current assets as of March 31, 2014.

14. Segment Reporting

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s and Predecessor’s primary reportable segment is wallboard which represents approximately 95% of the revenues of the Company and Predecessor. This segment produces wallboard for the commercial and residential construction sectors. We also operate other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

Revenues from the major products sold to external customers include gypsum wallboard and finishing products.

The Company’s and Predecessor’s two geographic areas consist of the United States and Canada for which it reports net sales, fixed assets and total assets.

The Company and Predecessor evaluate operating performance based on profit or loss from operations before certain adjustments as shown below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. We did not provide asset information by segment as our chief operating decision maker does not use such information for purposes of allocating resources and assessing segment performance.

Reportable segment information consists of the following (In thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Sales:
Wallboard	82,918	78,690
Other	4,055	4,760

Total net sales	86,973	83,450

Operating income (loss):
Wallboard	6,356	9,881
Other	(75)	72
Adjustments:
Interest Expense	(14,176)	(62)
Loss from Equity Investment	—	(93)
Other expenses	(5,186)	(23)

Income (loss) before income tax benefit	(13,081)	9,775

Depreciation and Amortization
Wallboard	13,583	5,934
Other	300	308

Total depreciation and amortization	13,883	6,242

15. Share-Based Compensation

In conjunction with our initial public offering that we completed in February 2014, we granted employees 142,000 stock options and 75,000 restricted shares that both vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect; (b) a dividend yield of 0% as the Company currently has no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date. The fair value of restricted shares was based on the share price at grant date, representing $14.00 per share. Compensation expense of $0.1 million was recorded for share-based awards for the three months ended March 31, 2014.

ITEM 2.	FINANCIAL STATEMENTS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with “Risk Factors,” “Forward-Looking Statements,” “Selected Historical Financial and Operating Data,” and our financial statements and related notes included elsewhere in our Annual Report on Form 10-K for fiscal year 2013 and in this Quarterly Report on Form 10-Q, as applicable.

Until the consummation of the Acquisition, the gypsum division of Lafarge held all of the historical assets and liabilities related to our business and is referred to as the “Predecessor”. The Predecessor’s and the Successor’s financial statements are not readily comparable as a result of applying a new basis of accounting. See the Notes to the unaudited consolidated financial statements for additional information regarding the accounting treatment of the Acquisition.

Overview

We are a leading manufacturer of gypsum wallboard and complementary finishing products in the eastern United States and eastern Canada. We operate highly efficient and automated manufacturing facilities that produce a full range of gypsum wallboard products for our diversified customer base. We sell our products in the new residential, repair and remodel (“R&R”) and commercial construction markets. We believe our operating efficiencies, favorable plant locations, manufacturing expertise and focus on delivering superior customer service position us to benefit from an anticipated increase in gypsum wallboard demand as the housing market recovers from historic lows.

Basis of Presentation

The historical consolidated financial statements for the three months ended March 31, 2014 of the Successor, which is discussed below, include operating results from the acquired business of Lafarge, which was acquired on August 30, 2013. Prior to August 30, 2013, the Company had no operating activity.

The historical combined financial statements for the three months ended March 31, 2013 of the Predecessor, which are discussed below, are prepared in accordance with GAAP and are derived from Lafarge’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to the gypsum operations, and include allocations of expenses from Lafarge. These historical financial statements are not necessarily indicative of future performance or representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Lafarge during the periods prior to the consummation of the Acquisition.

The Predecessor statements of operations include expense allocations for certain corporate functions historically provided by Lafarge. These allocated costs related to corporate administrative expenses, employee related costs, including pensions and other benefits for corporate shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate infrastructural services. The costs of such services have been allocated based on the most meaningful respective allocation methodologies for the service provided, primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs compared to Lafarge and/or its subsidiaries. These allocations are reflected in selling and administrative expenses in the Predecessor statements of operations and totaled $1.9 million for the three months ended March 31, 2013.

Included in the allocations for the Predecessor are $1.1 million for the three months ended March 31, 2013 representing payments to Lafarge for use of the Lafarge brand under the master brand agreements which are not incurred by us as a public company. We consider these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense that we would have incurred as a stand-alone company.

Prior to the consummation of the Acquisition, the Predecessor used Lafarge’s centralized processes and systems for cash management, payroll, and purchasing. As a result, substantially all cash received by the Predecessor was deposited in and commingled with Lafarge’s general corporate funds and was not specifically allocated to the business.

Due to these and other changes in connection with our initial public offering, the historical financial information of the Predecessor included in this Quarterly Report on Form 10-Q is not necessarily indicative of our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity that operated independently of Lafarge prior to the consummation of the Acquisition.

Our primary reportable segment is wallboard, which accounted for approximately 95% and 94% of our net sales for the three months ended March 31, 2014 (Successor) and three months ended March 31, 2013 (Predecessor), respectively. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 14, Segment Reporting.

Factors Affecting our Results

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, and synthetic gypsum are the other key components of variable manufacturing costs. In total, manufacturing cash costs represented 61% and 68% of our costs of good sold for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), respectively. Depreciation and amortization represented 19% and 9% of our costs of good sold for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 20% and 23% of our costs of goods sold for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 67% and 63% of our manufacturing cash costs for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 33% and 37% of manufacturing cash costs for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), respectively.

We currently purchase substantially all of our paperboard liner from Seven Hills, a joint venture that was originally between Lafarge and Rock-Tenn Company (“RockTenn”), but was assigned to us effective March 13, 2014. Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). For our Predecessor financial statements, prior to the Acquisition, Lafarge N.A. treated the joint venture as a variable interest entity in which we were not the primary beneficiary and accounted for our investment in the joint venture using the equity method. For our Successor financial statements, we recorded an asset for the financial interest in Seven Hills at fair value through March 13,

2014, the date of assignment of the venture from Lafarge to us. Since this assignment, we began accounting for Seven Hills as an equity investment. Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices.

Results of Operations

The table below highlights our results of operations for the three months ended March 31, 2014 (Successor) and the three months ended March 31, 2013 (Predecessor) (amounts in thousands, except share and per share data):

	Successor	Predecessor
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Sales	86,973	83,450
Costs, expenses and other income:
Cost of goods sold	73,196	65,157
Selling and administrative:
Direct	7,496	6,444
Allocated from Lafarge	—	1,896

Total selling and administrative	7,496	8,340

Total costs and operating expenses	80,692	73,497

Operating income	6,281	9,953
Other (expense) income, net	(5,186)	(23)
Interest expense, net	(14,176)	(62)

Income (loss) before earnings (losses) on equity method investment and income tax	(13,081)	9,868
Earnings (losses) from equity method investment	—	(93)

Income (loss) before income tax benefit	(13,081)	9,775
Income tax (expense) benefit	4,458	22

Net income (loss)	(8,623)	9,797

Net income per share, basic and diluted
Basic	$(0.22)
Diluted	$(0.22)
Weighted average shares outstanding
Basic	39,493,722
Diluted	39,493,722
Other Financial and Operating Data:
EBITDA (1)	$20,164	$16,194
Adjusted EBITDA (1)	$20,164	$20,173
Capital expenditures	$1,284	$725
Wallboard sales volume (million square feet)	438	438
Mill net sales price (2)	$157.32	$146.97

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “—Reconciliation of Non-GAAP Measures” below for how we define and calculate EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description of why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three Months Ended March 31, 2014 (Successor) Compared to Three Months Ended 31, 2013 (Predecessor)

Net Sales. Net sales were $87.0 million for the three months ended March 31, 2014 (Successor), an increase of 4.2% from $83.5 million for the three months ended March 31, 2013 (Predecessor). The increase was primarily attributable to the increase in the average mill-net selling price for gypsum wallboard, which contributed approximately $5.2 million of additional net sales at constant exchange rates. Volumes remained stable and were impacted by adverse weather conditions in our trading areas versus the same quarter last year, with a 2.2% increase in U.S. volumes offset by lower Canadian volumes. Unfavorable foreign exchange of $1.0 million and lower sales in our other products of $0.7 million contributed to the remaining difference.

Total Costs and Operating Expenses. Total costs and operating expenses increased by 9.8% to $80.7 million for the three months ended March 31, 2014 (Successor) compared to $73.5 million for the three months ended March 31, 2013 (Predecessor). Cost of goods sold was $73.2 million for the three months ended March 31, 2014 (Successor), an increase of 12.3% from $65.2 million in the prior period (Predecessor). Higher depreciation and amortization resulting from the Acquisition contributed to $7.8 million of the increase. Freight costs remained stable, while higher energy costs drove the increase in raw material costs by approximately $2.5 million. Cost control measures reduced fixed costs by approximately $1.3 million, primarily in the area of labor, and favorable foreign exchange reduced costs by an additional $1.0 million.

Selling and administrative expense decreased $0.8 million, down 10.1% to $7.5 million for the three months ended March 31, 2014 (Successor) compared to $8.3 million for the three months ended March 31, 2013 (Predecessor). This decrease was primarily driven by costs that did not carry over to the Successor and relate to $0.9 million of pension costs and $1.1 million in master branding agreement costs for the three months ended March 31, 2013 (Predecessor). Higher professional fees, related to the debt upsizing in December and transition to operating as a stand alone company, along with fees paid to Lafarge under the transition services agreement partially offset this decrease.

Operating (Loss) Income. Operating income of $6.3 million for the three months ended March 31, 2014 (Successor) decreased from operating income of $10.0 million for the three months ended March 31, 2013 (Predecessor). The difference was driven mostly by higher depreciation and amortization resulting from the Acquisition along with higher energy costs, partially offset by higher net sales.

Other (Expense) Income, Net. Other (expense) income, net, was a net expense of $5.2 million for the three months ended March 31, 2014 (Successor) compared to almost zero in the prior year period (Predecessor). The increase is primarily due to the prepayment premium of $3.1 million for the repayment of the Second Lien Credit Agreement and $2.0 million for the payment of termination fees to affiliates of Lone Star.

Interest Expense, Net. Interest expense increased to $14.2 million for the three months ended March 31, 2014 (Successor) as compared to $0.1 million for the prior year period (Predecessor), reflecting the debt incurred in connection with the Acquisition. Of the $14.2 million of interest expense recorded in the current period, $6.9 million relates to the write-off of original issue discount and deferred financing fees associated with the early repayment of the Second Lien Credit Agreement on February 10, 2014. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% due to a lower leverage ratio target being met as of March 31, 2014 per the Credit Agreement.

Income Tax Benefit. The income tax benefit rose to $4.5 million for the three months ended March 31, 2014 (Successor) compared to slightly above zero income tax benefit for the three months ended March 31, 2013 (Predecessor). A valuation allowance was not recorded as of March 31, 2014 as we believe it is more likely than not that the tax asset will be realized.

Net income (loss). Net loss for the three months ended March 31, 2014 (Successor) was $8.6 million compared to net income of $9.8 million for the three months ended March 31, 2013 (Predecessor). The difference was primarily due to higher depreciation and amortization, interest costs, and fees for early prepayment of certain debt, partially offset by higher prices.

Reconciliation of Non-GAAP Measures

EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We have presented EBITDA and Adjusted EBITDA as supplemental performance measures because we believe that they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP while isolating the effects of some items that vary from period to period without any correlation to core operating performance and eliminate certain charges that we believe do not reflect our operations and underlying operational performance. Management also believes that EBITDA and Adjusted EBITDA are useful to investors because they present a better reflection of our performance as an independent company following the Acquisition and allows investors to view our business through the eyes of management and the Board of Directors, facilitating comparison of results across historical periods.

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

The following table reconciles the non-GAAP measures to GAAP measures:

Continental Building Products, Inc.

Reconciliation of Non-GAAP Measure to GAAP Measure

(dollars in thousands, except per share amounts)

(Unaudited)

		Successor	Predecessor
		Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating Income - GAAP Measure		$6,281	$9,953
Adjustments:
Depreciation and amortization		13,883	6,242

EBITDA - Non-GAAP Measure		20,164	16,195
Pension and post-retiree costs retained by Lafarge	(a)	—	2,858
Master Brand Agreement	(b)	—	1,120

Adjusted EBITDA - Non-GAAP Measure		$20,164	$20,173

(a)	Lafarge retained the pension and post-retiree liabilities related to its gypsum division and no new plans have been established by Continental.

The adjustment represents pension and post-retiree benefit costs allocated to the Predecessor.

(b)	Adjusts for the amounts paid to Lafarge under the master brand agreements by Lafarge that were discontinued after the Acquisition.

Liquidity and Capital Resources

Historically, the Predecessor’s primary source of liquidity was cash from operations and borrowings or advances from Lafarge. The Predecessor used Lafarge’s centralized processes and systems for cash management, payroll and purchasing. As a result, all cash received by the business was deposited in and commingled with Lafarge’s general corporate funds and was not specifically allocated to the business. The combined financial statements for the periods prior to the consummation of the Acquisition therefore reflect a cash sweep or contribution at the end of the relevant fiscal periods and no retained cash balances.

Since the Acquisition, our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements that we entered into in connection with the Acquisition. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 13, Debt, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a more detailed discussion of our debt financing arrangements.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the three months ended March 31, 2014 (Successor) and three months ended March 31, 2013 (Predecessor).

	Successor	Predecessor
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net cash used in operating activities	$(15,941)	$(342)
Net cash used in investing activities	(1,284)	(511)
Net cash provided by (used in) financing activities	8,816	853
Effect of foreign exchange rates	(357)	—

Net change in cash and cash equivalents	$(8,766)	$—

Net Cash Used In Operating Activities

Net cash used in operating activities was $15.9 million for the three months ended March 31, 2014 (Successor). Net cash used in operating activities under the Predecessor was $0.3 million for the three months ended March 31, 2013. This decrease was primarily due to the net loss in the current period relative to the net income for the same period last year.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2014 (Successor), and $0.5 million for the three months ended March 31, 2013 (Predecessor), with such amounts used in each case for capital expenditures.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $8.8 million for the three months ended March 31, 2014 (Successor). Net proceeds from the issuance of common stock of $151.4 million were used to repay the Second Lien Credit Agreement of $155 million. In addition, $13.5 million was drawn on the revolving credit facility for normal working capital needs.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2014.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants switching to natural gas or ceasing operations;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	disruptions to our supply of paperboard liner;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal controls over financial reporting;

•	increased costs and demands on management as a public company;

•	our lack of public company operating experience;

•	our current reliance on Lafarge for many of our administrative services;

•	our relationship, and actual and potential conflicts of interest, with Lone Star; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk associated with our input costs. With the exception of the interest rate cap described below that we entered on March 31, 2014, we did not use derivative instruments in the periods presented covered by this Quarterly Report on Form 10-Q.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of March 31, 2014, we had $3.1 million in cash and cash equivalents. The interest expense associated with First Lien Credit Agreement and any loans under the Revolver will vary with market rates. We paid down the Second Lien Credit Agreement in full with the proceeds from our initial public offering, and it is no longer outstanding.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1% and the Second Lien Term Loan has been terminated. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of March 31, 2014, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by approximately $0.3 million for the three months ended March 31, 2014.

At March 31, 2014, the Company entered into an interest rate cap on three month US Dollar LIBOR of 2% for a notional amount of $206.5 million, representing one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015, representing one-half of the quarterly principal amounts owed under the First Lien Credit Agreement. The objective of the hedge is to protect the cash flows for one-half of the First Lien Credit Agreement from adverse extreme market interest rate changes through March 31, 2016. The fair value of this contract at March 31, 2014 was $0.2 million.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 10% and 12% of our sales for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor), respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on 2014 Successor results for the three months ended March 31, 2014. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We have been from time to time, and may in the future become, party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that could be reasonably expected to have a material adverse effect on our business or our results of operations. We may become involved in material legal proceedings in the future. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 9, Commitments and Contingencies, for information on certain legal proceedings.

Item 1A. Risk Factors

We are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2013 Annual Report on Form 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

On February 4, 2014, we issued an aggregate of 75,000 shares of restricted stock to a total of 23 employees and directors at no cost to the employees or directors under our 2014 Stock Incentive Plan. The issuances of these shares of restricted stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation approved by our board of directors. The grants were made prior to the effectiveness of our Registration Statement on Form S-1 filed in connection with our initial public offering.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Continental Building Products, Inc.

By:	/s/ Isaac Preston
Name:	Isaac Preston
Title:	President and Chief Executive Officer

By:	/s/ James Bachmann
Name:	James Bachmann
Title:	Senior Vice President and Chief Financial Officer

May 13, 2014