Form 10-Q
period 2014-06-30
Continental Building Products, Inc.
filed 2014-08-12
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☒    No  ☐

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2014 was 44,069,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Operations

(dollars in thousands except per share data)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Month Ended June 30, 2013
Net Sales	$102,915	$99,679	$189,888	$183,129
Costs, expenses and other income:
Cost of goods sold	82,025	73,991	155,221	139,148
Selling and administrative:
Direct	8,088	6,612	15,584	13,056
Allocated from Lafarge	—	1,874	—	3,770

Total selling and administrative	8,088	8,486	15,584	16,826

Total costs and operating expenses	90,113	82,477	170,805	155,974

Operating income	12,802	17,202	19,083	27,155
Other (expense) income, net	(144)	(344)	(5,330)	(367)
Interest expense, net	(5,397)	(69)	(19,573)	(131)

Income (loss) before earnings (losses) onequity method investment and income tax	7,261	16,789	(5,820)	26,657
Earnings (losses) from equity method investment	(237)	38	(237)	(55)

Income (loss) before income tax benefit	7,024	16,827	(6,057)	26,602
Income tax (expense) benefit	(2,357)	(151)	2,101	(129)

Net income (loss)	4,667	16,676	(3,956)	26,473

Net loss per share, basic and diluted:
Basic	$0.11		$(0.09)
Diluted	$0.11		$(0.09)
Weighted average shares outstanding:
Basic	44,069,000		41,794,000
Diluted	44,081,253		41,794,000

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net (loss) income	$4,667	$16,676	$(3,956)	$26,473
Foreign currency translation adjustment	733	1,464	(108)	2,502

Comprehensive (loss) income	$5,400	$18,140	$(4,064)	$28,975

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	As of June 30, 2014 (unaudited)	As of December 31, 2013
Assets
Cash	$7,038	$11,822
Receivables, net	35,867	32,328
Inventories	36,594	28,120
Prepaid and other current assets	5,642	4,523
Deferred taxes, current	10,294	2,137

Total current assets	95,435	78,930
Property, plant and equipment, net	367,713	383,625
Customer relationships and other intangibles, net	117,713	126,126
Goodwill	119,945	119,945
Equity method investment	11,223	—
Financial interest in Seven Hills	—	13,000
Debt issuance costs	9,748	17,800
Deferred taxes, non-current	86	950

Total Assets	$721,863	$740,376

Liabilities and Equity
Accounts payable	25,923	$28,126
Accrued and other liabilities	7,128	11,325
Notes payable, current portion	4,150	4,150

Total current liabilities	37,201	43,601
Other long-term liabilities	5,705	—
Notes payable, non-current portion	394,601	559,924

Total liabilities	437,507	603,525

Equity
Common stock	44	32
Additional paid-in capital	286,525	134,968
Accumulated other comprehensive income (loss)	(362)	(254)
Accumulated earnings (deficit)	(1,851)	2,105

Total equity	284,356	136,851

Total liabilities and equity	$721,863	$740,376

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(3,956)	$26,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,813	12,490
Amortization of debt issuance costs and debt discount	7,996	—
Loss (gain) on disposal of property, plant and equipment	—	(33)
Loss from equity method investment	237	55
Share based compensation	215	—
Deferred taxes	(1,842)	136
Change in assets and liabilities:
Receivables	(3,540)	(14,456)
Inventories	(8,485)	(4,187)
Prepaid expenses and other current assets	686	(1,902)
Other long-term assets	—	(2)
Accounts payable	(2,885)	(438)
Accrued and other liabilities	(4,193)	(2,803)
Other long term liabilities	255	(98)

Net cash provided by operating activities	12,301	15,235
Cash flows from investing activities:
Capital expenditures	(2,871)	(1,528)
Distributions from equity method investment	1,540	411

Net cash used in investing activities	(1,331)	(1,117)
Cash flows from financing activities:
Capital contribution (distribution) from (to) Lafarge NA, net	—	(14,118)
Net proceeds from issuance of common stock	151,354	—
Principal payments for First Lien Credit Agreement	(12,075)	—
Repayment of Second Lien Credit Agreement	(155,000)	—
Proceeds from revolving credit facility, net	—	—

Net cash used in financing activities	(15,721)	(14,118)

Effect of foreign exchange rates on cash and cash equivalents	(33)	—
Net change in cash and cash equivalents	(4,784)	—
Cash, beginning of period	11,822	—

Cash, end of period	$7,038	$—

See accompanying notes to unaudited financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) NOTES TO THE

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (SUCCESSOR) AND

THREE AND SIX MONTHS ENDED JUNE 30, 2013 (PREDECESSOR)

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, the “Company”, or the “Successor”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the six months ended June 30, 2014 contain activity of the acquired business (the Successor) and the combined financial statements for the six months ended June 30, 2013 include the historical accounts of the gypsum division of Lafarge N.A., Inc. (the “Predecessor”).

The Company manufactures gypsum wallboard and related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.

The Acquisition

On June 24, 2013, Lone Star Funds (“Lone Star”) entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703.1 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.

Initial Public Offering

On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock at an offering price of $14.00 per share (the “Initial Public Offering). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star (See Note 10, Related Party Transactions). The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 13, Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol “CBPX”.

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

The fair value of accounts receivables acquired was $31.9 million (included in total current assets above), with the gross contractual amount being $33.3 million. The Company expects $1.4 million to be uncollectible. The total purchase price remained the same as the one previously provided for the year-ended December 31, 2013.

There were no loss contingencies identified as part of the Acquisition.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Company. These come from the synergies that are obtained in operating the plants as part of a network, versus individually, and from an experienced employee base skilled at managing a process-driven manufacturing environment. The Company expects the goodwill will be deductible for income tax purposes.

Basis of Presentation—Predecessor

The accompanying combined financial statements for the Predecessor have been prepared in accordance with U.S. GAAP.

The Predecessor financial statements have been derived from the consolidated financial statements and accounting records of Lafarge N.A. using the historical results of operations and historical cost basis of the assets and liabilities of Lafarge N.A. that comprise the business acquired. These Predecessor financial statements have been prepared to demonstrate the historical results of operations, financial position, and cash flows for the indicated periods under Lafarge N.A.’s management that were acquired by CBP. All intercompany balances and transactions have been eliminated. Transactions and balances between the Predecessor and Lafarge N.A. and its subsidiaries are reflected as related party transactions within these financial statements.

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

Management believes the assumptions and allocations underlying the Predecessor combined financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis considered by Lafarge N.A. to be a reasonable reflection of the utilization of services provided to or the benefit received by the Predecessor during the periods presented relative to the total costs incurred by Lafarge N.A. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amount that would have been reflected in the financial statements had the Predecessor been an entity that operated independently of Lafarge N.A. Consequently, future results of operations after the Predecessor’s separation from Lafarge N.A. have included and will include costs and expenses incurred by the Company that may be materially different than the Predecessor’s historical results of operations. Accordingly, the financial statements for these periods under the Predecessor are not indicative of the Company’s future results of operations, financial position and cash flows.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017 and requires retroactive application on either a full or modified basis. Early application is not permitted. The Company is currently evaluating ASU 2014-09 to determine its impact on its consolidated financial statements and disclosures.

Earnings (Loss) Per Share

Basic earnings and loss per share are based on the weighted average number of shares of common stock outstanding assuming the 32,304 for one stock split occurred as of January 1, 2014 and the issuance of 11,765,000 new shares on February 10, 2014 in connection with the Initial Public Offering. Diluted earnings and loss per share are based on the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted stock and stock options. Due to the net loss for the six months ended June 30, 2014, six thousand options and restricted shares were excluded as their effect would be anti-dilutive.

Earnings (Loss) Per Share
(in thousands, except per share data)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income (loss)	$4,667	$(3,956)

Average number of common shares	44,069	41,794
Dilutive restricted stock and stock options	12	—

Average diluted common shares	44,081	41,794

Basic earnings (loss) per average common share	$0.11	$(0.09)
Diluted earnings (loss) per average common share	$0.11	$(0.09)

3. Receivables

Receivables consist of the following:

	As of June 30, 2014	As of December 31, 2013
Trade receivables	$37,644	$34,065
Total allowances	($1,777)	($1,737)

Total receivables, net	$35,867	$32,328

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. Inventories

Inventories consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Finished Products	$9,549	$3,841
Raw Materials	18,844	16,505
Supplies and other	8,201	7,774

Total Inventories	$36,594	$28,120

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Land	$12,932	$12,933
Buildings	109,730	108,737
Plant machinery	267,783	267,146
Mobile equipment	2,990	2,990
Construction in progress	3,636	3,554

Property, plant and equipment, at cost	397,071	395,360
Accumulated depreciation	(29,358)	(11,735)

Total property, plant and equipment, net	$367,713	$383,625

Depreciation expense was $8.8 million for the three months ended June 30, 2014 (Successor), $17.6 million for the six months ended June 30, 2014 (Successor), $6.0 million for the three months ended June 30, 2013 (Predecessor), and $11.9 million for the six months ended June 30, 2013 (Predecessor).

6. Software and Other Intangibles

Customer relationships and other intangibles consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Customer relationships	$117,886	$117,919
Purchased and internally developed software	1,830	11
Trademarks	14,986	14,990

Customer relationships and other intangibles, at cost	134,702	132,920
Accumulated amortization	(16,989)	(6,794)

Customer relationships and other intangibles, net	$117,713	$126,126

Amortization expense was $5.1 million for the three months ended June 30, 2014 (Successor), $10.2 million for the six months ended June 30, 2014 (Successor), $ 0.3 million for the three months ended June 30, 2013 (Predecessor), and $0.6 million for the six months ended June 30, 2013 (Predecessor).

Amortization of customer relationships is done over a 15-year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.

Amortization expense related to capitalized software was $0.01 million for the six months ended June 30, 2014 (Successor) and $0.2 million for the six months ended June 30, 2013 (Predecessor). CBP did not acquire capitalized software as part of the Acquisition, and has incurred approximately $1.8 million for the six months ended June 30, 2014 (Successor) related to internal-use software costs that are capitalizable.

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Vacation and other employee-related costs	$4,603	$2,948
VAT taxes	1,443	942
Income taxes	101	4,197
Other	981	3,238

Total accrued and other liabilities	$7,128	$11,325

8. Income Taxes

The Predecessor’s operations were included in Lafarge N.A.’s combined U.S. Federal and state income tax returns. In addition, the Canadian Predecessor operations were included in Lafarge N.A.’s Canadian Federal and provincial income tax returns. The provisions for income taxes in the Predecessor financial statements have been determined on a separate return basis as if the Company filed its own tax returns. The income tax benefits related to net operating losses that have been utilized by Lafarge N.A. are reflected in the Predecessor financial statements as a distribution to Lafarge N.A. Management considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the Predecessor’s deferred tax assets will not be realized. Given the losses of the Predecessor in the years prior to the Acquisition, the Predecessor established a valuation allowance relating to a portion of the deferred tax assets in the Predecessor financial statements. None of the net operating loss carry-forward carried forward to CBP as of the Acquisition date. The Company has not recorded a valuation allowance at June 30, 2014, as management concluded realization of the deferred tax assets was more likely than not. The Company’s projected estimated effective tax rate for the 2014 calendar year is approximately 34% and for the six months ended June 30, 2014 the Company did not recognize any discrete tax items.

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

9. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. During the three months ended June 30, 2014 (Successor), six months ended June 30, 2014 (Successor), three months ended June 30, 2013 (Predecessor), and six months ended June 30, 2013 (Predecessor), total expenses under operating leases were $1.2 million, $2.5 million, $1.9 million, and $3.8 million, respectively. The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials.

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at June 30, 2014 (in thousands):

	Total	Remaining 2014	2015	2016	2017	2018	After 2018
Operating Leases (1)	$4,900	$438	$1,082	$632	$637	$616	$1,495
Purchase Commitments	185,239	19,495	32,507	30,717	20,957	18,060	63,503

Total Commitments	$190,139	$19,933	$33,589	$31,349	$21,594	$18,676	$64,998

(1)	Future minimum lease payments over the non-cancelable lease terms of the operating leases.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At June 30, 2014 and December 31, 2013 the Company had outstanding letters of credit of approximately $4.2 million and $2.4 million, respectively.

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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2014 and December 31, 2013, such liabilities were not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

Following the Acquisition, the Company’s sole membership interest holder, LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star and the Company’s current majority stockholder, implemented a cash-based long term incentive plan (the “LTIP”), in which participants have the potential to earn a cash payout upon a monetization event (as defined in the LTIP). Potential monetization events include the sale of the Company, a public offering where the sponsor reduces its interest to below 50% or at the sponsor’s discretion, or through certain cash distributions as defined in the LTIP. At June 30, 2014, no such monetization events had occurred, and therefore no amounts were accrued in the accompanying balance sheet as of June 30, 2014.

10. Related Party Transactions

Allocated Expenses

The Predecessor has been allocated selling and administrative expenses from Lafarge N.A. of $1.9 million and $3.8 million for the three and six months ended June 30, 2013, respectively. These costs from Lafarge N.A. had been derived from multiple levels of the organization including shared corporate expenses and fees from the parent of Lafarge N.A. These allocated costs were primarily related to corporate administrative expenses and reorganization costs, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. The costs associated with these services and support functions (indirect costs) have been allocated to the Predecessor using the most meaningful respective allocation methodologies which were primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs of the Predecessor compared to Lafarge N.A. and/or its subsidiaries.

In addition to the allocated selling and administrative expenses noted above, the Predecessor recorded approximately $2.8 million and $5.7 million for the three and six months ended June 30, 2013, respectively, in pension and other post-retirement benefits expense related to its employees, which has been reflected within “Costs of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations of the Predecessor. The Predecessor’s salaried employees and union hourly employees participated in defined benefit pension plans sponsored by Lafarge N.A. These plans include other Lafarge N.A. employees that are not employees of the Predecessor. Lafarge N.A. also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Predecessor. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. The related pension and post-retirement benefit liability has not been allocated to the Predecessor and has not been presented in the accompanying Predecessor balance sheet since the obligation remained a liability of Lafarge N.A. The Successor does not have any defined benefit pension or postretirement benefit plans in place.

Management believes the assumptions and allocations underlying the combined Predecessor financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis considered by Lafarge N.A. to be a reasonable reflection of the utilization of services provided to or the benefit received by the Predecessor during the periods presented relative to the total costs incurred by Lafarge N.A. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amount that would have been reflected in the financial statements had the Predecessor been an entity that operated independently of Lafarge N.A. Consequently, results of operations after the Predecessor’s separation from Lafarge N.A. have included and will include costs and expenses that may be materially different than the Predecessor’s historical results of operations. Accordingly, the financial statements for these periods are not indicative of the future results of operations, financial position and cash flows.

Other

Since the Acquisition, the Company is no longer part of the Lafarge N.A. organization but does have a Transition Services Agreement to help with certain ongoing back-office functions. These functions include, among others, accounting, treasury, tax, and information technology services. Starting in September 2013, the Company paid Lafarge N.A. a fee for these services of $119,000 per month that escalated to $129,700 per month in 2014. Most of these services are available through February 2015, but can be discontinued earlier by the Company.

On August 30, 2013, the Company entered into an advisory agreement with an affiliate of Lone Star to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company paid 110% of actual costs for the services provided and as of December 31, 2013, the Company owed $0.2 million under this agreement. The agreement was terminated upon the closing of the Initial Public Offering and in connection therewith, the Company paid a termination fee of $2.0 million that is included in non-operating expense.

11. Investment in Seven Hills

The Predecessor was a party with an unaffiliated third-party to a paperboard liner venture named Seven Hills, LLC (“Seven Hills”). This venture provided the Predecessor with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements. For the Predecessor financial statements, management evaluated the characteristics of its investment in Seven Hills and concluded that Seven Hills would be deemed a variable interest entity (“VIE”) as there was not sufficient equity at risk in Seven Hills. Management also considered certain characteristics related to control and the power to direct the activities of Seven Hills that most significantly impact Seven Hills’ economic performance, including the significant decisions made by the Managing Board and the involvement of the other investor in managing the day-to-day activities. Management concluded the Predecessor was not the primary beneficiary. Accordingly, the Predecessor accounted for its investment in Seven Hills under the equity method of accounting.

From the closing of the Acquisition through March 13, 2014, the venture equity ownership remained with Lafarge N.A., although many of the rights and obligations and underlying economics were contractually transferred to the Company in connection with the Acquisition. Based on the allocation of the purchase price paid in the Acquisition, $13.0 million related to the financial interest in the Seven Hills venture has been recorded and represents the fair value of the rights retained by the Company after the Acquisition. In the Successor financial statements, the Company elected the option to account for this financial interest at fair value with changes in fair value reflected in earnings during the period in which they occur. The Company elected to measure this financial interest at fair value, as permitted under FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, to better reflect the expected future benefit of the acquired financial interest.

On March 13, 2014, Lafarge N.A. assigned its interest in the joint venture and the joint venture agreement and the other operative agreements to the Company under the same terms and conditions as existed prior to the Acquisition. As such, at this date of transfer the Company measured the investment at fair value and began accounting for this investment in Seven Hills under the equity method of accounting.

Paperboard purchased from Seven Hills was $12.0 million and $13.1 million for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively. Paperboard purchased from Seven Hills was $24.9 million and $23.9 million for the six months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively. The Company also has certain paper purchase commitments to Seven Hills totaling $36.3 million through 2017.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2014, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

The only assets or liabilities the Company had at June 30, 2014 that will be recorded at fair value on a recurring basis is the interest rate cap that the Company entered into on March 31, 2014 and had a fair value of $0.1 million as of June 30, 2014 (see Note 13, Debt). This is classified within Level 2 of the fair value hierarchy as it is valued using third party pricing models which contain inputs that are derived from observable market data.

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

13. Debt

Debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
First Lien Credit Agreement	$401,888	$413,962
Second Lien Credit Agreement	—	155,000
Borrowings under First Lien Credit Agreement Revolver	—	—
Less: Original issue discount (net of amortization)	(3,137)	(4,888)

Total debt	$398,751	$564,074
Less: Current portion of long-term debt	(4,150)	(4,150)

Long-term debt	$394,601	$559,924

On August 30, 2013, the Company and its subsidiary Continental Building Products Operating Company, LLC (“OpCo”) entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the “First Lien Credit Agreement”). The First Lien Credit Agreement provides OpCo a term loan facility of $415.0 million and a U.S. dollar revolving loan facility of $40.0 million and a Canadian dollar and/or U.S. dollar revolving facility of $10.0 million (such aggregate $50.0 million revolving facilities together, the “Revolver”), which may be borrowed by OpCo or by its subsidiary, Continental Building Products Canada Inc. in Canadian dollars or U.S. dollars.

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

On February 10, 2014, the Company completed the Initial Public Offering and used $152 million of net proceeds from the Initial Public Offering and cash on hand of $6.1 million to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million. The $3.1 million prepayment premium was recorded in other (expense) income. The prepayment of the Second Lien Term Loan also resulted in the write-off of $6.9 million in original issue discount and deferred financing fees that were recorded in interest expense.

Interest under the First Lien Credit Agreement is floating. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than a specified amount (four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement). This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, as calculated pursuant to the First Lien Credit Agreement, remains below four. The margin applicable to the borrowing may be further reduced by 0.25% to 3.00% if the Company achieves certain credit ratings by Moody’s and S&P.

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company and has principal payments of $1,037,500 that are due quarterly with a final payment of $377.0 million due on August 28, 2020. The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.89% at June 30, 2014.

There were no amounts outstanding under the Revolver as of June 30, 2014. The interest rate on amounts outstanding under the Revolver is floating, based on LIBOR (with a floor of 1%), plus 300 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver, based on draws and outstanding letters of credit and that there are no violations of covenants, was $45.8 million at June 30, 2014.

Total cash interest paid for the three and six months ended June 30, 2014 (Successor) was $4.8 million and $11.4 million, respectively. No significant amounts of interest were paid by the Predecessor in the prior period.

The table below shows the future minimum principal payments due under the First Lien Credit Agreement.

Amount Due
in thousands
Remaining 2014	$2,075
2015	4,150
2016	4,150
2017	4,150
2018	4,150
Thereafter	383,213

Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization and which would require a leverage ratio below 6.75 as of June 30, 2014. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at June 30, 2014, the financial covenant was not applicable for the quarter.

At June 30, 2014, the Company has an interest rate cap on three month US Dollar LIBOR of 2% for a notional amount of $205.9 million, representing 51% of the principal amount outstanding under the First Lien Credit Agreement as of June 30, 2014. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015, representing one-half of the mandatory quarterly principal amounts owed under the First Lien Credit Agreement. The objective of the hedge is to protect the cash flows for a portion of the First Lien Credit Agreement from adverse extreme market interest rate changes through March 31, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge. Changes in the time value of the hedge will be reflected directly in earnings through “other income / expense” in non-operating income and were $0.1 million for the three months ended June 30, 2014 (Successor). The fair value of the time value of the interest rate cap of $0.1 million is recorded in other current assets as of June 30, 2014.

14. Segment Reporting

Segment information is presented in accordance with FASB ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s and Predecessor’s primary reportable segment is wallboard which represents approximately 96% of the revenues of the Company and Predecessor. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

Revenues from the major products sold to external customers include gypsum wallboard and finishing products.

The Company’s and Predecessor’s two geographic areas consist of the United States and Canada for which it reports net sales, fixed assets and total assets.

The Company and Predecessor evaluate operating performance based on profit or loss from operations before certain adjustments as shown below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company did not provide asset information by segment as the Company’s chief operating decision maker does not use such information for purposes of allocating resources and assessing segment performance.

Reportable segment information consists of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Sales:
Wallboard	$99,222	$95,219	$182,140	$173,909
Other	3,693	4,460	7,748	9,220

Total net sales	$102,915	$99,679	$189,888	$183,129

Operating income (loss):
Wallboard	$12,984	$17,173	$19,340	$27,054
Other	(182)	29	(257)	101

Adjustments:
Interest Expense	(5,397)	(69)	(19,573)	(131)
Gain (loss) from Equity Investment	(237)	38	(237)	(55)
Other non-operating expenses	(144)	(344)	(5,330)	(367)

Income (loss) before income tax benefit	$7,024	$16,827	$(6,057)	$26,602

Depreciation and Amortization
Wallboard	$13,629	$5,941	$27,212	$11,875
Other	301	307	601	615

Total depreciation and amortization	$13,930	$6,248	$27,813	$12,490

15. Share-Based Compensation

In conjunction with the Initial Public Offering, the Company granted employees 142,000 stock options and 75,000 shares of restricted stock that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect; (b) a dividend yield of 0% as the Company currently has no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date. Compensation expense of $0.1 million was recorded for share-based awards for the three months ended June 30, 2014 and $0.2 million for the six months ended June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with “Risk Factors,” “Forward-Looking Statements,” “Selected Historical Financial and Operating Data,” and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2013 filed with the Securities and Exchange Commission on March 27, 2014 (the “2013 10-K”) and elsewhere in this Quarterly Report on Form 10-Q, as applicable.

Until the consummation of the Acquisition, the gypsum division of Lafarge N.A. held all of the historical assets and liabilities related to our business and is referred to as the “Predecessor”. The Predecessor’s and the Successor’s financial statements are not readily comparable as a result of applying a new basis of accounting. See Note 2, Significant Accounting Policies, in the Notes to the unaudited financial statements for additional information regarding the accounting treatment of the Acquisition.

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

Basis of Presentation

The historical consolidated financial statements for the three and six months ended June 30, 2014 of the Successor, which are discussed below, include operating results from the acquired business of Lafarge N.A., which was acquired on August 30, 2013. Prior to August 30, 2013, the Company had no operating activity. The historical combined financial statements for the three and six months ended June 30, 2013 of the Predecessor, which are discussed below, are derived from Lafarge N.A.’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to the gypsum operations, and include allocations of expenses from Lafarge N.A. These historical financial statements are not necessarily indicative of future performance or representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Lafarge N.A. during the periods prior to the consummation of the Acquisition.

The Predecessor statements of operations include expense allocations for certain corporate functions historically provided by Lafarge N.A. These allocated costs related to corporate administrative expenses, employee related costs, including pensions and other benefits for corporate shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate infrastructural services. The costs of such services have been allocated based on the most meaningful respective allocation methodologies for the service provided, primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs compared to Lafarge N.A. and/or its subsidiaries. These allocations are reflected in selling and administrative expenses in the Predecessor statements of operations and totaled $1.9 million and $3.8 million for the three and six months ended June 30, 2013, respectively. Included in the allocations for the Predecessor are $1.1 million and $2.3 million for the three and six months ended June 30, 2013, respectively, representing payments to Lafarge N.A. for use of the Lafarge N.A. brand under the master brand agreements which are not incurred by us as a public company. We consider these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense that we would have incurred as a stand-alone company. Prior to the consummation of the Acquisition, the Predecessor used Lafarge N.A.’s centralized processes and systems for cash management, payroll, and purchasing. As a result, substantially all cash received by the Predecessor was deposited in and commingled with Lafarge N.A.’s general corporate funds and was not specifically allocated to the business. The net results of these cash transactions between Lafarge N.A. and the Predecessor are reflected as net Lafarge N.A. investment within equity in the combined balance sheets of the Predecessor included elsewhere in this Quarterly Report on Form 10-Q. In addition, the net Lafarge N.A. investment represents Lafarge N.A.’s interest in the recorded net assets of the business and represents the cumulative net investment by Lafarge N.A. in the business through the dates presented, inclusive of cumulative operating results.

Due to these and other changes in connection with our initial public offering, the historical financial information included in this Quarterly Report on Form 10-Q is not necessarily indicative of our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity that operated independently of Lafarge N.A. prior to the consummation of the Acquisition.

Our primary reportable segment is wallboard, which accounted for approximately 96% of our net sales for the periods presented. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 14, Segment Reporting.

Factors Affecting our Results

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, and synthetic gypsum are the other key components of variable manufacturing costs. In total, manufacturing cash costs represented 61% and 68% of our costs of goods sold for the six months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively. Depreciation and amortization represented 18% and 9% of our costs of goods sold for the six months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 21% and 23% of our costs of goods sold for the six months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 69% and 66% of our manufacturing cash costs for the six months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 31% and 34% of manufacturing cash costs for the six months ended June 30, 2014 (Successor) and June 30, 2013 (Predecessor), respectively.

We currently purchase substantially all of our paperboard liner from Seven Hills, a joint venture that was originally between Lafarge N.A. and Rock-Tenn Company (“RockTenn”), but was assigned to us by Lafarge N.A. effective March 13, 2014. Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). For our Predecessor financial statements, prior to the Acquisition, Lafarge N.A. treated the joint venture as a variable interest entity in which we were not the primary beneficiary and accounted for our investment in the joint venture using the equity method. For our Successor financial statements, we recorded an asset for the financial interest in Seven Hills at fair value through March 13, 2014, the date of assignment of the venture from Lafarge N.A. to us. Since this assignment, we have accounted for Seven Hills as an equity investment. Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices.

Results of Operations

The table below highlights our results of operations for the three and six months ended June 30, 2014 (Successor) and the three and six months ended June 30, 2013 (Predecessor):

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Operations

(dollars in thousands except share and per share data)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Month Ended June 30, 2013
Net Sales	$102,915	$99,679	$189,888	$183,129
Costs, expenses and other income:
Cost of goods sold	82,025	73,991	155,221	139,148
Selling and administrative:
Direct	8,088	6,612	15,584	13,056
Allocated from Lafarge	—	1,874	—	3,770

Total selling and administrative	8,088	8,486	15,584	16,826

Total costs and operating expenses	90,113	82,477	170,805	155,974

Operating income	12,802	17,202	19,083	27,155
Other (expense) income, net	(144)	(344)	(5,330)	(367)
Interest expense, net	(5,397)	(69)	(19,573)	(131)

Income (loss) before earnings (losses) on equity method investment and income tax	7,261	16,789	(5,820)	26,657
Earnings (losses) from equity method investment	(237)	38	(237)	(55)

Income (loss) before income tax benefit	7,024	16,827	(6,057)	26,602
Income tax (expense) benefit	(2,357)	(151)	2,101	(129)

Net income (loss)	4,667	16,676	(3,956)	26,473

Net loss per share, basic and diluted:
Basic	$0.11		$(0.09)
Diluted	$0.11		$(0.09)

Weighted average shares outstanding:
Basic	44,069,000		41,794,000
Diluted	44,081,253		41,794,000

Other Financial and Operating Data:
EBITDA (1)	$26,732	$23,450	$46,896	$39,645
Adjusted EBITDA (1)	$26,732	$27,407	$46,896	$47,580
Capital expenditures	$1,587	$803	$2,871	$1,528
Wallboard sales volume (million square feet)	525	523	963	961
Mill net sales price (2)	$155.76	$149.56	$156.47	$148.38

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “—Reconciliation of Non-GAAP Measures” below for how we define and calculate EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description of why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three and Six Months Ended June 30, 2014 (Successor) Compared to Three and Six Months Ended June 30, 2013 (Predecessor)

Net Sales. Net sales were $102.9 million for the three months ended June 30, 2014 (Successor), an increase of 3.2% from $99.7 million for the three months ended June 30, 2013 (Predecessor). The increase was primarily attributable to the increase in the average mill net selling price for gypsum wallboard, which contributed approximately $4.5 million of additional net sales at constant exchange rates. A U.S. volume increase of 3.1% was almost entirely offset by lower Canadian volumes. Overall volumes had a $0.4 million favorable impact on net sales. Unfavorable foreign exchange of $0.9 million and lower sales in our other products of $0.8 million contributed to the remaining difference.

Net sales were $189.9 million for the six months ended June 30, 2014 (Successor), an increase of 3.7% from $183.1 million for the six months ended June 30, 2013 (Predecessor). The increase was primarily attributable to the increase in the average mill net selling price for gypsum wallboard, which contributed approximately $9.8 million of additional net sales at constant exchange rates. Volumes were up by 0.2% and accounted for an additional $0.4 million in net sales. Unfavorable foreign exchange of $1.9 million and lower sales in our other products of $1.5 million contributed to the remaining difference.

Total Costs and Operating Expenses. Total costs and operating expenses increased by 9.3% to $90.1 million for the three months ended June 30, 2014 (Successor) compared to $82.5 million for the three months ended June 30, 2013 (Predecessor). Cost of goods sold was $82.0 million for the three months ended June 30, 2014 (Successor), an increase of 10.9% from $74.0 million in the prior period (Predecessor). Higher depreciation and amortization resulting from the Acquisition contributed $7.7 million of the increase. Freight costs rose $0.7 million, while higher raw material costs, primarily energy, increased costs by approximately $1.9 million. Cost control measures reduced fixed costs by approximately $1.5 million, primarily in the area of labor, and favorable foreign exchange rates reduced costs by an additional $0.8 million.

Total costs and operating expenses increased by 9.5% to $170.8 million for the six months ended June 30, 2014 (Successor) compared to $156.0 million for the six months ended June 30, 2013 (Predecessor). Cost of goods sold was $155.2 million for the six months ended June 30, 2014 (Successor), an increase of 11.6% from $139.1 million in the prior period (Predecessor). Higher depreciation and amortization resulting from the Acquisition contributed to $15.5 million of the increase. Freight costs increased by $0.7 million, while higher raw material costs, primarily energy, increased costs by approximately $4.3 million. Cost control measures reduced fixed costs by approximately $2.6 million, primarily in the area of labor, and favorable foreign exchange rates reduced costs by an additional $1.8 million.

Selling and Administrative Expense. Selling and administrative expense decreased $0.4 million, down 4.7% to $8.1 million for the three months ended June 30, 2014 (Successor) compared to $8.5 million for the three months ended June 30, 2013 (Predecessor). This decrease was primarily driven by costs that did not carry over to the Successor and relate to $0.8 million of pension costs and $1.1 million in master branding agreement costs for the three months ended June 30, 2013 (Predecessor). Higher labor and professional fees associated with the transition to being a stand-alone public company, along with $0.4 million of fees paid to Lafarge N.A. under the transition services agreement, partially offset this decrease.

Selling and administrative expense decreased $1.2 million, down 7.4% to $15.6 million for the six months ended June 30, 2014 (Successor) compared to $16.8 million for the six months ended June 30, 2013 (Predecessor). This decrease was primarily driven by costs that did not carry over to the Successor and relate to $1.7 million of pension costs and $2.3 million in master branding agreement costs for the six months ended June 30, 2013 (Predecessor). Higher labor and professional fees associated with the transition to being a stand-alone public company, along with $0.8 million of fees paid to Lafarge N.A. under the transition services agreement, partially offset this decrease.

Operating (Loss) Income. Operating income of $12.8 million and $19.1 million for the three and six months ended June 30, 2014 (Successor), respectively, decreased from operating income of $17.2 million and $27.2 million for the three and six months ended June 30, 2013 (Predecessor), respectively. The difference was driven mostly by higher depreciation and amortization resulting from the Acquisition along with higher energy costs, partially offset by higher net sales.

Other (Expense) Income, Net. Other (expense) income, net, was a net expense of $0.1 million for the three months ended June 30, 2014 (Successor) slightly lower than the net expense of $0.3 million in the prior year period (Predecessor). For the six months ended June 30, 2014 (Successor), other (expense) income, net, was a net expense of $5.3 million, an increase from a net expense of $0.4 million for the six months ended June 30, 2013 (Predecessor), primarily due to the $3.1 million prepayment premium for the repayment of the Second Lien Credit Agreement and $2.0 million for the payment of termination fees to affiliates of Lone Star in connection with the termination of our assets advisory agreement.

Interest Expense, Net. Interest expense increased to $5.4 million for the three months ended June 30, 2014 (Successor) as compared to $0.1 million for the prior year period (Predecessor), reflecting the debt incurred in connection with the Acquisition. All interest expense for the three months ended June 30, 2014 relates to the First Lien Credit Agreement and Revolver. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% (See Note 13, Debt, in the Notes to the unaudited financial statements). Interest expense increased to $19.6 million for the six months ended June 30, 2014 (Successor) as compared to $0.1 million for the six months ended June 30, 2013 (Predecessor), reflecting the debt incurred in connection with the Acquisition and the write-off of $6.9 million of original issue discount and deferred financing fees associated with the early repayment of the Second Lien Credit Agreement on February 10, 2014.

Income Tax Benefit (Expense). Income tax expense rose to $2.4 million for the three months ended June 30, 2014 (Successor) compared to $0.2 million income tax expense for the three months ended June 30, 2013 (Predecessor). For the six months ended June 30, 2014 (Successor), a tax benefit of $2.1 million was recorded compared to a tax expense of $0.1 million for the six months ended June 30, 2013 (Predecessor). A valuation allowance was not recorded as of June 30, 2014 as we believe it is more likely than not that the tax asset will be realized.

Net income (loss). Net income for the three months ended June 30, 2014 (Sucessor) was $4.7 million and net loss for the six months ended June 30, 2014 (Successor) was $4.0 million, compared to net income of $16.7 million and $26.5 million for the three and six months ended June 30, 2013 (Predecessor), respectively. The difference was primarily due to higher depreciation and amortization and interest costs, partially offset by higher prices.

Reconciliation of Non-GAAP Measures

EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We have presented EBITDA and Adjusted EBITDA as supplemental performance measures because we believe that they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP while isolating the effects of some items that vary from period to period without any correlation to core operating performance and eliminate certain charges that we believe do not reflect our operations and underlying operational performance. Management also believes that EBITDA and Adjusted EBITDA are useful to investors because they present a better reflection of our performance as an independent company following the Acquisition and allow investors to view our business through the eyes of management and the Board of Directors, facilitating comparison of results across historical periods.

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

The following table reconciles the non-GAAP measures to GAAP measures:

Continental Building Products, Inc.

Reconciliation of Non-GAAP Measure to GAAP Measure

(dollars in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating Income - GAAP Measure	$12,802	$17,202	$19,083	$27,155
Depreciation and amortization	13,930	6,248	27,813	12,490

EBITDA—Non-GAAP Measure	26,732	23,450	46,896	39,645
Pension and post-retiree costs retained by Lafarge (a)	—	2,817	—	5,675

Master Brand Agreement (b)	—	1,140	—	2,260

Adjusted EBITDA—Non-GAAP Measure	$26,732	$27,407	$46,896	$47,580

(a)	Lafarge N.A. retained the pension and post-retiree liabilities related to its gypsum division and no new plans have been established by us. The adjustment represents pension and post-retiree benefit costs allocated to the Predecessor.
(b)	Adjusts for the amounts paid to Lafarge N.A. under the master brand agreements by Lafarge N.A. that were discontinued after the Acquisition.

Liquidity and Capital Resources

Historically, the Predecessor’s primary source of liquidity was cash from operations and borrowings or advances from Lafarge N.A. The Predecessor used Lafarge N.A.’s centralized processes and systems for cash management, payroll and purchasing. As a result, all cash received by the business was deposited in and commingled with Lafarge N.A.’s general corporate funds and was not specifically allocated to the business. The combined financial statements for the periods prior to the consummation of the Acquisition therefore reflect a cash sweep or contribution at the end of the relevant fiscal periods and no retained cash balances.

Since the Acquisition, our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements that we entered into in connection with the Acquisition. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 13, Debt, and the 2013 10-K for a more detailed discussion of our debt financing arrangements.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the six months ended June 30, 2014 (Successor) and six months ended June 30, 2013 (Predecessor).

	Successor	Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash provided by operating activities	$12,301	$15,235
Net cash used in investing activities	(1,331)	(1,117)
Net cash used in financing activities	(15,721)	(14,118)
Effect of foreign exchange rates	(33)	—

Net change in cash and cash equivalents	$(4,784)	$—

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2014 (Successor). Net cash provided by operating activities under the Predecessor was $15.2 million for the six months ended June 30, 2013 (Predecessor). The $2.9 million decrease was primarily due to higher interest costs partially offset by improvements in working capital as compared to the same period last year.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2014 (Successor), and $1.1 million for the six months ended June 30, 2013 (Predecessor). The increase relates to $1.3 million in higher capital expenditures being partially offset by $1.1 million in higher distributions received from our equity investment in Seven Hills.

Net Cash Used In Financing Activities

Net cash used in financing activities was $15.7 million for the six months ended June 30, 2014 (Successor) compared to $14.1 million for the six months ended June 30, 2013 (Predecessor). Net proceeds of $151.4 million from the Initial Public Offering were used to repay a portion of the Second Lien Credit Agreement. In addition, $2.1 million in quarterly principal payments were made on the First Lien Credit Agreement in addition to a voluntary prepayment of $10.0 million.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2014.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants switching to natural gas or ceasing operations;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	disruptions to our supply of paperboard liner;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal control over financial reporting;

•	increased costs and demands on management as a public company;

•	our lack of public company operating experience;

•	our current reliance on Lafarge N.A. for many of our administrative services;

•	our relationship, and actual and potential conflicts of interest, with Lone Star; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in our 2013 10-K and the Quarterly Report on Form 10-Q, as applicable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of June 30, 2014, we had $7.0 million in cash and cash equivalents. The interest expense associated with First Lien Credit Agreement and any loans under the Revolver will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of June 30, 2014, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by approximately $0.3 million and $0.5 million for the three months and six months ended June 30, 2014, respectively.

At March 31, 2014, the Company entered into an interest rate cap on three months US Dollar LIBOR of 2% for a notional amount of $206.5 million, representing one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by approximately $0.5 million each quarter through December 31, 2015, and was $205.9 million as of June 30, 2014. The objective of the hedge is to protect our cash flows for a portion of the First Lien Credit Agreement from adverse extreme market interest rate changes through March 31, 2016. As U.S. Dollar LIBOR interest rates remain below 2%, the fair value of this contract at June 30, 2014 was $0.1 million and related solely to the remaining time value of money of the premium paid for this contract.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 9% of our sales for each of the three and six months ended June 30, 2014 (Successor), and 13% of our sales for each of the three and six months ended June 30, 2013 (Predecessor), were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million and $0.2 million based on 2014 (Successor) results for the three and six months ended June 30, 2014, respectively. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been from time to time, and may in the future become, party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that could be reasonably expected to have a material adverse effect on our business or our results of operations. We may become involved in material legal proceedings in the future. See Part I, Item 1, Financial Information—Notes to Consolidated Financial Statements, Note 9, Commitments and Contingencies, for information on certain legal proceedings.

Item 1A.	Risk Factors

We are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A. Risk Factors in the 2013 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

Continental Building Products, Inc.

By:	/s/ Isaac Preston
Name:	Isaac Preston
Title:	Chief Executive Officer

By:	/s/ James Bachmann
Name:	James Bachmann
Title:	Chief Financial Officer

August 12, 2014