Form 10-Q
period 2014-09-30
Continental Building Products, Inc.
filed 2014-11-03
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 44,069,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2014	July 26 - September 30, 2013	July 1 - August 30, 2013
Net Sales	$113,804	$35,630	$69,119
Costs, expenses and other income:
Cost of goods sold	85,821	31,537	56,190
Selling and administrative:
Direct	7,774	6,200	6,282
Allocated from Lafarge	—	—	1,175

Total selling and administrative	7,774	6,200	7,457

Total costs and operating expenses	93,595	37,737	63,647

Operating income (loss)	20,209	(2,107)	5,472
Other (expense) income, net	(131)	85	176
Interest (expense) income, net	(4,945)	(2,364)	40

Income (loss) before earnings (losses) on equity method and income tax	15,133	(4,386)	5,688
Earnings (losses) from equity method investment	(20)	—	25

Income (loss) before income tax	15,113	(4,386)	5,713
Income tax (expense) benefit	(5,627)	(254)	(1)

Net income (loss)	$9,486	$(4,640)	$5,712

Net income (loss) per share:
Basic	$0.22	$(0.14)
Diluted	$0.22	$(0.14)
Weighted average shares outstanding:
Basic	44,069,000	32,304,000
Diluted	44,081,402	32,304,000

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013
Net Sales	$303,692	$35,630	$252,248
Costs, expenses and other income:
Cost of goods sold	241,042	31,537	195,338
Selling and administrative:
Direct	23,358	6,200	19,338
Allocated from Lafarge	—	—	4,945

Total selling and administrative	23,358	6,200	24,283

Total costs and operating expenses	264,400	37,737	219,621

Operating income (loss)	39,292	(2,107)	32,627
Other (expense) income, net	(5,461)	85	(191)
Interest expense, net	(24,518)	(2,364)	(91)

Income (loss) before earnings (losses) on equity method investment and income tax	9,313	(4,386)	32,345
Earnings (losses) from equity method investment	(257)	—	(30)

Income (loss) before income tax	9,056	(4,386)	32,315
Income tax (expense) benefit	(3,526)	(254)	(130)

Net income (loss)	$5,530	$(4,640)	$32,185

Net income (loss) per share:
Basic	$0.13	$(0.14)
Diluted	$0.13	$(0.14)
Weighted average shares outstanding:
Basic	42,560,667	32,304,000
Diluted	42,568,885	32,304,000

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2014	July 26 - September 30, 2013	July 1 - August 30, 2013	Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013
Net income (loss)	$9,486	$(4,640)	$5,712	$5,530	$(4,640)	$32,185
Foreign currency translation adjustment	(971)	266	205	(1,079)	266	2,707
Gain (loss) on derivatives qualifying as cash flow hedges	56	—	—	56	—	—
Less: Reclassification adjustment for gain (loss) on derivatives included in net income	—	—	—	—	—	—

Comprehensive income (loss)	$8,571	$(4,374)	$5,917	$4,507	$(4,374)	$34,892

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	As of September 30, 2014 (unaudited)	As of December 31, 2013
Assets
Cash	$12,156	$11,822
Receivables, net	39,512	32,328
Inventories	34,737	28,120
Prepaid and other current assets	9,888	4,523
Deferred taxes, current	5,589	2,137

Total current assets	101,882	78,930
Property, plant and equipment, net	359,883	383,625
Customer relationships and other intangibles, net	114,480	126,126
Goodwill	119,945	119,945
Equity method investment	10,989	—
Financial interest in Seven Hills	—	13,000
Debt issuance costs	9,330	17,800
Deferred taxes, non-current	83	950

Total Assets	$716,592	$740,376

Liabilities and Equity
Accounts payable	29,865	$28,126
Accrued and other liabilities	9,088	11,325
Notes payable, current portion	—	4,150

Total current liabilities	38,953	43,601
Other long-term liabilities	9,589	—
Notes payable, non-current portion	373,967	559,924

Total liabilities	422,509	603,525

Equity
Common stock	44	32
Additional paid-in capital	287,681	134,968
Accumulated other comprehensive loss	(1,277)	(254)
Accumulated earnings	7,635	2,105

Total equity	294,083	136,851

Total liabilities and equity	$716,592	$740,376

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated (Successor) / Combined (Predecessor) Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013
Cash flows from operating activities:
Net income (loss)	$5,530	$(4,640)	$32,185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,324	4,594	16,886
Amortization of debt issuance costs and debt discount	8,560	191	—
Loss (gain) on disposal of property, plant and equipment	—	—	1,115
Loss from equity method investment	257	—	30
Share based compensation	344	—	—
Deferred taxes	6,619	254	182
Change in assets and liabilities:
Receivables	(7,202)	(4,396)	(8,655)
Inventories	(6,731)	2,294	(5,827)
Prepaid expenses and other current assets	(3,616)	(2,157)	(1,783)
Other long-term assets	—	—	429
Accounts payable	1,394	1,042	(5,738)
Accrued and other current liabilities	(1,154)	4,806	(3,996)
Other long term liabilities	383	—	(126)

Net cash provided by operating activities	45,708	1,988	24,702
Cash flows from investing activities:
Capital expenditures	(6,090)	(43)	(2,506)
Acquisition of predecessor	—	(700,082)	—
Capital contributions to equity method investment	—	—	(66)
Distributions from equity method investment	1,754	—	552

Net cash used in investing activities	(4,336)	(700,125)	(2,020)
Cash flows from financing activities:
Capital contribution (distribution) from (to) Lafarge NA, net	—	—	(22,682)
Capital contribution from Lone Star Funds	—	265,000	—
Net proceeds from issuance of common stock	151,354	436,700	—
Principal payments for First Lien Credit Agreement	(36,975)	—	—
Repayment of Second Lien Credit Agreement	(155,000)	—	—
Proceeds from revolving credit facility, net	—	28,500	—
Debt issuance costs	—	(15,289)	—

Net cash (used in) provided by financing activities	(40,621)	714,911	(22,682)

Effect of foreign exchange rates on cash and cash equivalents	(417)	(14)	—
Net change in cash and cash equivalents	334	16,760	—
Cash, beginning of period	11,822	—	—

Cash, end of period	$12,156	$16,760	$—

See accompanying notes to unaudited financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) NOTES TO THE

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (SUCCESSOR) AND

FOR THE PERIODS JULY 26, 2013 TO SEPTEMBER 30, 2013 (SUCCESSOR), JULY 1, 2013 TO

AUGUST 30, 2013 (PREDECESSOR), AND JANUARY 1, 2013 TO AUGUST 30, 2013 (PREDECESSOR)

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, the “Company”, or the “Successor”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the nine months ended September 30, 2014 and for the period July 26, 2013 to September 30, 2013 contain activity of the acquired business (the Successor) and the combined financial statements for the period January 1, 2013 to August 30, 2013 include the historical accounts of the gypsum division of Lafarge N.A. (the “Predecessor”).

The Company manufactures gypsum wallboard and related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.

The Acquisition

On June 24, 2013, Lone Star Funds (“Lone Star”) entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for a total purchase price of approximately $703.1 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.

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

The fair value of accounts receivable acquired was $31.9 million (included in total current assets above), with the gross contractual amount being $33.3 million. The Company expects $1.4 million to be uncollectible. The total purchase price remained the same as the one previously provided for the year-ended December 31, 2013.

There were no loss contingencies identified as part of the Acquisition.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Company. These come from the synergies that are obtained in operating the plants as part of a network, versus individually, and from an experienced employee base skilled at managing a process-driven manufacturing environment. The goodwill recognized is deductible for income tax purposes.

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

The Predecessor utilized Lafarge N.A.’s centralized processes and systems for cash management, payroll, and purchasing. As a result, all cash received by the Predecessor was deposited in and commingled with Lafarge N.A.’s general corporate funds and was not specifically allocated to the Predecessor. The net results of these cash transactions between the Predecessor and Lafarge N.A. are reflected within “Net capital contributions to Lafarge N.A.” in the accompanying Combined Statements of Cash Flows.

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

Earnings (Loss) Per Share

(in thousands, except per share data)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	July 26 - September 30, 2013
Net income (loss)	$9,486	$5,530	$(4,640)

Average number of common shares	44,069	42,561	32,304
Dilutive restricted stock and stock options	12	8	—

Average diluted common shares	44,081	42,569	32,304

Basic earnings (loss) per average common share	$0.22	$0.13	$(0.14)
Diluted earnings (loss) per average common share	$0.22	$0.13	$(0.14)

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

3. Receivables

Receivables consist of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Trade receivables	$41,393	$34,065
Total Allowances	(1,881)	(1,737)

Total receivables, net	$39,512	$32,328

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. Inventories

Inventories consist of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Finished Products	$8,128	$3,841
Raw Materials	18,587	16,505
Supplies and other	8,022	7,774

Total Inventories	$34,737	$28,120

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Land	$12,931	$12,933
Buildings	109,755	108,737
Plant machinery	267,668	267,146
Mobile equipment	2,990	2,990
Construction in progress	4,705	3,554

Property, plant and equipment, at cost	398,049	395,360
Accumulated depreciation	(38,166)	(11,735)

Total property, plant and equipment, net	$359,883	$383,625

Depreciation expense was $8.8 million for the three months ended September 30, 2014 (Successor), $26.4 million for the nine months ended September 30, 2014 (Successor), $2.8 million for the period July 26, 2013 to September 30, 2013 (Successor), $4.2 million for the period July 1, 2013 to August 30, 2013 (Predecessor), and $16.1 million for the period January 1, 2013 to August 30, 2013 (Predecessor).

6. Software and Other Intangibles

Customer relationships and other intangibles consist of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Customer relationships	$117,540	$117,919
Purchased and internally developed Software	3,618	11
Trademarks	14,943	14,990

Customer relationshipes and other intangibles, at cost	136,101	132,920
Accumulated amortization	(21,621)	(6,794)

Customer relationshipes and other intangibles, net	$114,480	$126,126

Amortization expense was $4.7 million for the three months ended September 30, 2014 (Successor), $14.9 million for the nine months ended September 30, 2014 (Successor), $1.8 million for the period July 26, 2013 to September 30, 2013 (Successor), $0.2 million for the period July 1, 2013 to August 30, 2013 (Predecessor), and $0.8 million for the period January 1, 2013 to August 30, 2013 (Predecessor).

Amortization of customer relationships is done over a 15-year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.

Amortization expense related to capitalized software was $0.01 million for the nine months ended September 30, 2014 (Successor), and $0.3 million for the period January 1, 2013 to August 30, 2013 (Predecessor). CBP did not acquire capitalized software as part of the Acquisition, and capitalized approximately $3.5 million for the nine months ended September 30, 2014 (Successor) related to internal-use software costs for a new enterprise resource planning (“ERP”) system. In addition, CBP capitalized $0.1million for the development of a new website. Subsequent to the end of the quarter, in October 2014, the new ERP system was placed in service and amortization of the software development costs began over a three-year useful life with the expense to be recorded in selling and administrative expense.

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Vacation and other employee-related costs	5,877	$2,948
VAT taxes	1,366	942
Income taxes	—	4,197
Other	1,845	3,238

Total accrued and other liabilities	$9,088	$11,325

8. Income Taxes

The Predecessor’s operations were included in Lafarge N.A.’s combined U.S. Federal and state income tax returns. In addition, the Canadian Predecessor operations were included in Lafarge N.A.’s Canadian Federal and provincial income tax returns. The provisions for income taxes in the Predecessor financial statements have been determined on a separate return basis as if the Company filed its own tax returns. The income tax benefits related to net operating losses that have been utilized by Lafarge N.A. are reflected in the Predecessor financial statements as a distribution to Lafarge N.A. Management considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the Predecessor’s deferred tax assets will not be realized. Given the losses of the Predecessor in the years prior to the Acquisition, the Predecessor established a valuation allowance relating to a portion of the deferred tax assets in the Predecessor financial statements. None of the net operating loss carry-forward carried forward to CBP as of the Acquisition date. The Company has not recorded a valuation allowance at September 30, 2014, as management concluded realization of the deferred tax assets was more likely than not. The Company’s projected estimated effective tax rate for the 2014 calendar year is approximately 38% and for the nine months ended September 30, 2014 the Company recognized in income tax expense approximately $0.1 million of unfavorable discrete tax items. In the third quarter of 2014, the Company recognized in additional paid-in capital approximately $1.0 million for a favorable discrete tax item associated with Initial Public Offering costs.

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

9. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. During the three months ended September 30, 2014 (Successor), nine months ended September 30, 2014 (Successor), the period July 26, 2013 to September 30, 2013 (Successor), the period July 1, 2013 to August 30, 2013 (Predecessor), and the period January 1, 2013 to August 30, 2013 (Predecessor), total expenses under operating leases were $1.1 million, $3.6 million, $0.4 million, $4.0 million, and $7.8 million, respectively. The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials.

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at September 30, 2014 (in thousands):

	Total	Remaining 2014	2015	2016	2017	2018	After 2018
Operating Leases (1)	$5,668	$293	$1,425	$975	$865	$616	$1,494
Purchase Commitments	166,840	10,686	30,657	28,817	18,997	16,044	61,639

Total Commitments	$172,508	$10,979	$32,082	$29,792	$19,862	$16,660	$63,133

(1)	Future minimum lease payments over the non-cancelable lease terms of the operating leases.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At September 30, 2014 and December 31, 2013 the Company had outstanding letters of credit of approximately $3.9 million and $2.4 million, respectively.

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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2014 and December 31, 2013, such liabilities were not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

Following the Acquisition, the Company’s sole membership interest holder, LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star and the Company’s current majority stockholder, implemented a cash-based long term incentive plan (the “LTIP”), in which participants have the potential to earn a cash payout upon a monetization event (as defined in the LTIP). Potential monetization events include the sale of the Company, a public offering where the sponsor reduces its interest to below 50% or at the sponsor’s discretion, or through certain cash distributions as defined in the LTIP. At September 30, 2014, no such monetization events had occurred, and therefore no amounts were accrued in the accompanying balance sheet as of September 30, 2014.

10. Related Party Transactions

Allocated Expenses

The Predecessor has been allocated selling and administrative expenses from Lafarge N.A. of $1.2 million and $4.9 million for the period July 1, 2013 to August 30, 2013 and the period January 1, 2013 to August 30, 2013, respectively. These costs from Lafarge N.A. had been derived from multiple levels of the organization including shared corporate expenses and fees from the parent of Lafarge N.A. These allocated costs were primarily related to corporate administrative expenses and reorganization costs, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. The costs associated with these services and support functions (indirect costs) have been allocated to the Predecessor using the most meaningful respective allocation methodologies which were primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs of the Predecessor compared to Lafarge N.A. and/or its subsidiaries.

In addition to the allocated selling and administrative expenses noted above, the Predecessor recorded approximately
$2.0 million and $7.6 million for the period July 1, 2013 to August 30, 2013 and the period January 1, 2013 to August 30, 2013, respectively, in pension and other post-retirement benefits expense related to its employees, which has been reflected within “Costs of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations of the Predecessor. The Predecessor’s salaried employees and union hourly employees participated in defined benefit pension plans sponsored by Lafarge N.A. These plans include other Lafarge N.A. employees that are not employees of the Predecessor. Lafarge N.A. also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Predecessor. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit.

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

Other

Since the Acquisition, the Company is no longer part of the Lafarge N.A. organization but does have a Transition Services Agreement to help with certain ongoing back-office functions. These functions include, among others, accounting, treasury, tax, and information technology services. Starting in September 2013, the Company paid Lafarge N.A. a fee for these services of $119,000 per month that escalated to $129,700 per month in 2014. Most of these services are available through February 2015, but can be discontinued early by the Company. By the end of November 2014, CBP will have terminated the remaining services with Lafarge N.A.

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

11. Investment in Seven Hills

The Predecessor was a party with an unaffiliated third-party to a paperboard liner venture named Seven Hills Paperboard, LLC (“Seven Hills”). This venture provided the Predecessor with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements. For the Predecessor financial statements, management evaluated the characteristics of its investment in Seven Hills and concluded that Seven Hills would be deemed a variable interest entity (“VIE”) as there was not sufficient equity at risk in Seven Hills. Management also considered certain characteristics related to control and the power to direct the activities of Seven Hills that most significantly impact Seven Hills’ economic performance, including the significant decisions made by the Managing Board and the involvement of the other investor in managing the day-to-day activities. Management concluded the Predecessor was not the primary beneficiary. Accordingly, the Predecessor accounted for its investment in Seven Hills under the equity method of accounting.

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

Paperboard purchased from Seven Hills was $12.3 million, $37.3 million, $4.4 million, $9.2 million, and $33.1 million for the three months ended September 30, 2014 (Successor), nine months ended September 30, 2014 (Successor), the period July 26, 2013 to September 30, 2013 (Successor), the period July 1, 2013 to August 30, 2013 (Predecessor), and the period January 1, 2013 to August 30, 2013 (Predecessor), respectively. The Company also has certain paper purchase commitments to Seven Hills totaling $33.0 million through 2017.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2013 and September 30, 2014, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

The only assets or liabilities the Company had at September 30, 2014 that are recorded at fair value on a recurring basis is the interest rate cap that the Company entered into on March 31, 2014 that had a fair value of $0.1 million as of September 30, 2014 (see Note 13, Debt) and natural gas hedges that had a fair value of $0.1 million at September 30, 2014. Both the interest rate cap and the natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data.

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

13. Debt

Debt consists of the following:

(in thousands)	As of September 30, 2014	As of December 31, 2013
First Lien Credit Agreement	$376,988	$413,962
Second Lien Credit Agreement		155,000
Less: Original issue discount (net of amortization)	(3,021)	(4,888)

Total debt	373,967	564,074
Less: Current portion of long-term debt		(4,150)

Long-term debt	$373,967	$559,924

On August 30, 2013, the Company and its subsidiary Continental Building Products Operating Company, LLC (“OpCo”) entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the “First Lien Credit Agreement”). The First Lien Credit Agreement provided OpCo a term loan facility at an initial amount of $415.0 million and a U.S.

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

Interest under the First Lien Credit Agreement is floating. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, as calculated pursuant to the First Lien Credit Agreement, remains below four. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s and will remain in effect as long as this rating and outlook are maintained or better.

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During the third quarter 2014, CBP pre-paid $24.9 million of principal payments and no further quarterly mandatory principal payments are required until the final payment of $377.0 million due on August 28, 2020. The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.64% at September 30, 2014.

There were no amounts outstanding under the Revolver as of September 30, 2014. The interest rate on amounts outstanding under the Revolver is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver, based on draws and outstanding letters of credit and that there are no violations of covenants, was $46.1 million at September 30, 2014.

Total cash interest paid for the three and nine months ended September 30, 2014 (Successor) was $4.2 million and $15.6 million, respectively. No significant amounts of interest were paid by the Predecessor in the prior periods.

The table below shows the future minimum principal payments due under the First Lien Credit Agreement.

(in thousands)	Amount Due
Remaining 2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	$376,988

Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, a limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and applies only if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. It would require a leverage ratio below 6.75 as of September 30, 2014. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at September 30, 2014, the financial covenant was not applicable for the quarter.

14. Derivative Instruments

The Company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond two years. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows.

Commodity Derivative Instruments

As of September 30, 2014, the Company had 875 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by September 30, 2015. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized gain that remained in accumulated other comprehensive income (loss), as of September 30, 2014 was $0.1 million. No ineffectiveness was recorded on these contracts during 2014. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

On a pre-tax basis, for the quarter and nine months ended September 30, 2014, approximately $0.1 million of gains were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of gain reclassified from accumulated other comprehensive income into income was nominal. As of September 30, 2014, $0.1 million was recorded in other current assets.

Interest Rate Derivative Instrument

At September 30, 2014, the Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a notional amount of $205.4 million, representing 54% of the principal amount outstanding under the First Lien Credit Agreement as of September 30, 2014. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015. The objective of the hedge is to protect the cash flows from adverse extreme market interest rate changes for a portion of the First Lien Credit Agreement through March 31, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge.

Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded a $0.01 million loss for the three months ended September 30, 2014 (Successor). The fair value of the time value of the interest rate cap of $0.1 million is recorded in other current assets as of September 30, 2014.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of September 30, 2014, the Company’s derivatives were in a $0.1 million net asset position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2014, the Company had no collateral posted with its counterparties related to the derivatives.

15. Segment Reporting

Segment information is presented in accordance with FASB ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s and Predecessor’s primary reportable segment is wallboard which for the third quarter 2014 represented approximately 97% of the Company’s revenues. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

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

Reportable segment information consists of the following:

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2014	July 26 - September 30, 2013	July 1 - August 30, 2013	Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013
Net Sales:
Wallboard	110,072	34,291	66,316	292,212	34,291	240,225
Other	3,732	1,339	2,803	11,480	1,339	12,023

Total net sales	113,804	35,630	69,119	303,692	35,630	252,248

Operating income (loss):
Wallboard	20,479	(2,045)	5,645	39,819	(2,045)	32,699
Other	(270)	(62)	(173)	(527)	(62)	(72)
Adjustments:
Interest Expense	(4,945)	(2,364)	40	(24,518)	(2,364)	(91)
Gain (loss) from Equity Investment	(20)	—	25	(257)	—	(30)
Other non-operating expenses	(131)	85	176	(5,461)	85	(191)

Income (loss) before income tax benefit	15,113	(4,386)	5,713	9,056	(4,386)	32,315

Depreciation and Amortization
Wallboard	13,211	4,492	4,192	40,423	4,492	16,067
Other	300	102	204	901	102	819

Total depreciation and amortization	13,511	4,594	4,396	41,324	4,594	16,886

16. Share-Based Compensation

In conjunction with the Initial Public Offering, the Company granted employees 142,000 stock options and 75,000 shares of restricted stock that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect at the time of the grant; (b) a dividend yield of 0% as the Company currently has no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date. Compensation expense of $0.1 million was recorded for share-based awards for the three months ended September 30, 2014 and $0.3 million for the nine months ended September 30, 2014.

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

Also included in the discussion below are the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2013. The unaudited pro forma combined results of operations are based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted to give effect to the Acquisition, dividend recapitalization, and our Initial Public Offering, assuming such transactions had been completed as of January 1, 2012. The unaudited pro forma combined results of operations are presented since the quarter and year to date historical results for 2014 are not comparable to the corresponding 2013 periods. As discussed in Part I, Item 1—Financial Statements, the Acquisition occurred on August 30, 2013, and therefore the 2013 historical results are presented separately for the period from January 1, 2013 to August 30, 2013 (Predecessor basis) and the period from July 26, 2013 to September 30, 2013 (Successor basis). Accordingly, it is difficult to make comparisons of the historical results for 2014 to the historical results of 2013. We believe it is a meaningful and useful discussion to compare the results of operations for the quarter and year to date 2014 periods to the corresponding 2013 periods on a combined pro forma basis. The combined pro forma results discussed herein are derived from the combined pro forma financial information presented below under “—Description of Pro Forma Adjustments for the Unaudited Combined Pro Forma Results of Operations for 2013.”

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

Basis of Presentation

The historical consolidated financial statements of the Successor for the three and nine months ended September 30, 2014 and for the period July 26, 2013 to September 30, 2013, which are discussed below, include operating results from the acquired business of Lafarge N.A., which was acquired on August 30, 2013. Prior to August 30, 2013, the Company had no operating activity. The historical combined financial statements of the Predecessor for the periods January 1, 2013 to August 30, 2013 and July 1, 2013 to August 30, 2013, which are discussed below, are derived from Lafarge N.A.’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to the gypsum operations, and include allocations of expenses from Lafarge N.A. These historical financial statements are not necessarily indicative of future performance or representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Lafarge N.A. during the periods prior to the consummation of the Acquisition.

The Predecessor statements of operations include expense allocations for certain corporate functions historically provided by Lafarge N.A. These allocated costs related to corporate administrative expenses, employee related costs, including pensions and other benefits for corporate shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate infrastructural services. The costs of such services have been allocated based on the most meaningful respective allocation methodologies for the service provided, primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs compared to Lafarge N.A. and/or its subsidiaries. These allocations are reflected in selling and administrative expenses in the Predecessor statements of operations and totaled $1.2 million and $4.9 million for the periods July 1, 2013 to August 30, 2013 and January 1, 2013 to August 30, 2013, respectively. Included in the allocations for the Predecessor are $0.7 million and $3.0 million for periods July 1, 2013 to August 30, 2013 and January 1, 2013 to August 30, 2013, respectively, representing payments to Lafarge N.A. for use of the Lafarge N.A. brand under the master brand agreements which are not incurred by us as a public company. We consider these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense that we would have incurred as a stand-alone company. Prior to the consummation of the Acquisition, the Predecessor used Lafarge N.A.’s centralized processes and systems for cash management, payroll, and purchasing. As a result, substantially all cash received by the Predecessor was deposited in and commingled with Lafarge N.A.’s general corporate funds and was not specifically allocated to the business. The net results of these cash transactions between Lafarge N.A. and the Predecessor are reflected as net Lafarge N.A. investment within equity in the combined balance sheets of the Predecessor included elsewhere in this Quarterly Report on Form 10-Q. In addition, the net Lafarge N.A. investment represents Lafarge N.A.’s interest in the recorded net assets of the business and represents the cumulative net investment by Lafarge N.A. in the business through the dates presented, inclusive of cumulative operating results.

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

Our primary reportable segment is wallboard, which accounted for approximately 97% and 96% of our net sales in the three and nine months ended September 30, 2014, respectively. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 15, Segment Reporting.

Factors Affecting our Results

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, and synthetic gypsum are the other key components of variable manufacturing costs. In total, manufacturing cash costs represented 61% and 63% of our costs of goods sold for the nine months ended September 30, 2014 (Successor) and the pro forma nine months ended September 30, 2013, respectively. Depreciation and amortization represented 17% and 16% of our costs of goods sold for the nine months ended September 30, 2014 (Successor) and the pro forma nine months ended September 30, 2013, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 22% and 21% of our costs of goods sold for the nine months ended September 30, 2014 (Successor) and the pro forma nine months ended September 30, 2013, respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 70% and 64% of our manufacturing cash costs for the nine months ended September 30, 2014 (Successor) and the pro forma nine months ended September 30, 2013, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 30% and 36% of manufacturing cash costs for the nine months ended September 30, 2014 (Successor) and the pro forma nine months ended September 30, 2013, respectively.

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

Results of Operations

The table below highlights our results of operations for the three and nine months ended September 30, 2014 (Successor), the period July 26, 2013 to September 30, 2013 (Successor), the periods July 1, 2013 to August 30, 2013 and January 1, 2013 to August 30, 2013 (Predecessor), and the pro forma three and nine months ended September 30, 2013 (in thousands, except per share data):

	Successor	Successor	Predecessor	Pro Forma
	Three Months Ended September 30, 2014	July 26 - September 30, 2013	July 1 - August 30, 2013	Three Months Ended September 30, 2013
Net Sales	$113,804	$35,630	$69,119	$104,749
Costs, expenses and other income:
Cost of goods sold	85,821	31,537	56,190	90,627
Selling and administrative:
Direct	7,774	6,200	6,282	12,611
Allocated from Lafarge	—	—	1,175	1,175

Total selling and administrative	7,774	6,200	7,457	13,786

Total costs and operating expenses	93,595	37,737	63,647	104,413

Operating income (loss)	20,209	(2,107)	5,472	336
Other (expense) income, net	(131)	85	176	261
Interest (expense) income, net	(4,945)	(2,364)	40	(5,789)

Income (loss) before earnings (losses) on equity method and income tax	15,133	(4,386)	5,688	(5,192)
Earnings (losses) from equity method investment	(20)	—	25	—

Income (loss) before income tax	15,113	(4,386)	5,713	(5,192)
Income tax (expense) benefit	(5,627)	(254)	(1)	(255)

Net income (loss)	$9,486	$(4,640)	$5,712	$(5,447)

Net income (loss) per share:
Basic	$0.22	$(0.14)		$(0.12)
Diluted	$0.22	$(0.14)		$(0.12)
Weighted average shares outstanding:
Basic	44,069,000	32,304,000		44,069,000
Diluted	44,081,402	32,304,000		44,069,000
Other Financial and Operating Data:
EBITDA (1)	$33,720	$2,487	$9,868	$13,726
Adjusted EBITDA (1)	$33,720	$9,358	$16,324	$25,553
Capital expenditures	$3,219	$43	$978	$1,021
Wallboard sales volume (MSF)	590	195	373	568
Mill net sales price (2)	$154.10	$144.06	$145.43	$144.96

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “Reconciliation of Non-GAAP Measures” below for how we calculate and define EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description as to why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

	Successor	Successor	Predecessor	Pro Forma
	Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013	Nine Months Ended September 30, 2013
Net Sales	$303,692	$35,630	$252,248	$287,878
Costs, expenses and other income:
Cost of goods sold	241,042	31,537	195,338	242,975
Selling and administrative:
Direct	23,358	6,200	19,338	25,924
Allocated from Lafarge	—	—	4,945	4,945

Total selling and administrative	23,358	6,200	24,283	30,869

Total costs and operating expenses	264,400	37,737	219,621	273,844

Operating income (loss)	39,292	(2,107)	32,627	14,034
Other (expense) income, net	(5,461)	85	(191)	(106)
Interest expense, net	(24,518)	(2,364)	(91)	(17,486)

Income (loss) before earnings (losses) on equity method investment and income tax	9,313	(4,386)	32,345	(3,558)
Earnings (losses) from equity method investment	(257)	—	(30)	—

Income (loss) before income tax	9,056	(4,386)	32,315	(3,558)
Income tax (expense) benefit	(3,526)	(254)	(130)	(384)

Net income (loss)	$5,530	$(4,640)	$32,185	$(3,942)

Net income (loss) per share:
Basic	$0.13	$(0.14)		$(0.09)
Diluted	$0.13	$(0.14)		$(0.09)
Weighted average shares outstanding:
Basic	42,560,667	32,304,000		44,069,000
Diluted	42,568,885	32,304,000		44,069,000

Other Financial and Operating Data:
EBITDA (1)	$80,616	$2,487	$49,513	$53,114
Adjusted EBITDA (1)	$80,616	$9,358	$63,904	$72,876
Capital expenditures	$6,090	$43	$2,506	$2,549
Wallboard sales volume (million square feet)	1,552	195	1,334	1,528
Mill net sales price (2)	$155.57	$144.06	$147.55	$147.11

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “Reconciliation of Non-GAAP Measures” below for how we calculate and define EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description as to why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three and Nine Months Ended September 30, 2014 (Successor) Compared to Prior Periods (Successor and Predecessor) and Pro Forma

Net Sales. Net sales were $113.8 million for the three months ended September 30, 2014 (Successor), an increase of 8.6% from $104.7 million for the pro forma three months ended September 30, 2013. The increase was primarily attributable to the increase in the average mill net selling price for gypsum wallboard, which contributed approximately $6.2 million of additional net sales at constant exchange rates. Total volume growth of 3.8% was driven by a U.S. volume increase of 6.7%, partly offset by a decrease in Canadian volumes. Overall volumes had a $3.8 million favorable impact on net sales. Foreign exchange losses of $0.5 million and lower sales in our other products of $0.4 million contributed to the remaining difference. Net sales for the period July 26 to September 30, 2013 (Successor) was $35.6 million, which represented approximately one month of sales activity after the Acquisition on August 30, 2013. Net sales of $69.1 million for the period July 1 to August 30, 2013 (Predecessor) represented approximately two months of sales activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Net sales were $303.7 million for the nine months ended September 30, 2014 (Successor), an increase of 5.5% from $287.9 million for the pro forma nine months ended September 30, 2013. The increase was primarily attributable to the increase in the average mill net selling price for gypsum wallboard, which contributed approximately $15.9 million of additional net sales at constant exchange rates. Volumes were up by 1.6% and accounted for an additional $4.3 million in net sales. Foreign exchange losses of $2.5 million and lower sales in our other products of $1.9 million contributed to the remaining difference. Net sales of $252.2 million for the period January 1 to August 30, 2013 (Predecessor) represented approximately eight months of sales activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Total Costs and Operating Expenses. Total costs and operating expenses decreased by 10.4% to $93.6 million for the three months ended September 30, 2014 (Successor) compared to $104.4 million for the pro forma three months ended September 30, 2013. Cost of goods sold was $85.8 million for the three months ended September 30, 2014 (Successor), a decrease of 5.3% from $90.6 million in the prior period on a pro forma basis. Approximately $5.8 million of the decrease in cost of goods sold was due to one-time lease termination costs incurred in the third quarter of 2013 with no lease terminations in the third quarter of 2014. Freight costs rose $1.1 million, while higher raw material costs, primarily energy, combined with higher volumes, increased costs by approximately $2.3 million along with depreciation moving up approximately $0.2 million. Cost control measures reduced fixed costs by approximately $2.1 million, primarily in the area of labor, and favorable foreign exchange rates reduced costs by an additional $0.5 million. Total costs and operating expenses for the period July 26 to September 30, 2013 were $37.7 million which represented approximately one month of activity after the Acquisition on August 30, 2013. Total costs and operating expenses of $63.6 million for the period July 1 to August 30, 2013 (Predecessor) represented approximately two months of sales activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Total costs and operating expenses decreased by 3.4% to $264.4 million for the nine months ended September 30, 2014 (Successor) compared to $273.8 million for the pro forma nine months ended September 30, 2013. Cost of goods sold was $241.0 million for the nine months ended September 30, 2014 (Successor), a decrease of 0.8% from $243.0 million in the prior period. Approximately $5.8 million of the decrease in cost of goods sold was due to one-time lease termination costs incurred in the third quarter of 2013 with no lease terminations in the nine months ended September 30, 2014. Freight costs increased by $1.8 million, while higher raw material costs, primarily energy, combined with higher volumes, increased costs by approximately $6.5 million. Depreciation accounted for the remaining $2.6 million increase in cost of goods sold. Cost control measures reduced fixed costs by approximately $4.8 million, primarily in the area of labor, and favorable foreign exchange rates reduced costs by an additional $2.3 million. Total costs and operating expenses of $219.6 million for the period January 1 to August 30, 2013 (Predecessor) represented approximately eight months of sales activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Selling and Administrative Expense. Selling and administrative expense decreased $6.0 million, down 43.6% to $7.8 million for the three months ended September 30, 2014 (Successor) compared to $13.8 million for the pro forma three months ended September 30, 2013. This decrease was primarily driven by higher non-recurring costs that occurred in 2013 and not in 2014. These non-recurring costs include $3.3 million of closing fees for the Acquisition on August 30, 2013 and other costs that did not carry over to the Successor, including $0.6 million of pension costs and $0.7 million in master branding agreement costs for the pro forma three months ended September 30, 2013. Cost reduction efforts and certain other non-recurring costs resulted in a $1.8 million decrease in selling and administrative expense. Higher labor and professional fees associated with the transition to being a stand-alone public company, along with $0.4 million of fees paid to Lafarge N.A. under the transition services agreement incurred in the three months ended September 30, 2014 (Successor), partially offset this decrease. Total selling and administrative expenses for the period July 26 to September 30, 2013 (Successor) were $6.2 million, which represented approximately one month of activity after the Acquisition on August 30, 2013. Total selling and administrative expenses of $7.5 million for the period July 1 to August 30, 2013 (Predecessor) represented approximately two months of selling and administrative activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Selling and administrative expense decreased $7.5 million, down 24.3% to $23.4 million for the nine months ended September 30, 2014 (Successor) compared to $30.9 million for the pro forma nine months ended September 30, 2013. This decrease was primarily driven by costs that did not carry over to the Successor, including $3.3 million of closing fees for the Acquisition on August 30, 2014, $2.2 million of pension costs and $3.0 million in master branding agreement costs for the pro forma nine months ended September 30, 2013. Cost control measures contributed to an additional $0.2 million decrease in selling and administrative expense. Higher labor and professional fees associated with the transition to being a stand-alone public company and $1.2 million of fees paid to Lafarge N.A. under the transition services agreement incurred in the nine months ended September 30, 2014 (Successor) partially offset this decrease. Total selling and administrative expenses of $24.3 million for the period January 1 to August 30, 2013 (Predecessor) represented approximately eight months of selling and administrative activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Operating (Loss) Income. Operating income of $20.2 million for the three months ended September 30, 2014 (Successor) increased from operating income of $0.3 million for the pro forma three months ended September 30, 2013. The difference was driven mostly by $9.1 million higher net sales, $6.0 million lower selling and administrative expense and $4.8 million lower cost of goods sold. Operating income of $39.3 million for the nine months ended September 30, 2014 (Successor) increased from operating income of $14.0 million for the pro forma nine months ended September 30, 2013. The increase is driven by $15.8 million increase in higher net sales, $7.5 million lower selling and administrative expense and $2.0 million lower cost of goods sold. Operating loss for the period July 26 to September 30, 2013 (Successor) was $2.1 million which represented approximately one month of activity after the Acquisition on August 30, 2013. Operating income of $5.5 million and $32.6 million for the periods July 1 to August 30, 2013 (Predecessor) and January 1, 2013 to August 30, 2013 (Predecessor), respectively, represented activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Other (Expense) Income, Net. Other (expense) income, net, was a net expense of $0.1 million for the three months ended September 30, 2014 (Successor), slightly lower than the pro forma other (expense) income, net, of $0.3 million in the prior year period. For the nine months ended September 30, 2014 (Successor), other (expense) income, net, was a net expense of $5.5 million, an increase from a net expense of $0.1 million for the pro forma nine months ended September 30, 2013, primarily due to the $3.1 million prepayment premium for the repayment of the Second Lien Credit Agreement and $2.0 million for the payment of termination fees to affiliates of Lone Star in connection with the termination of our assets advisory agreement. Other (expense) income, net, for the period July 26 to September 30, 2013 (Successor) was $0.1 million which represented approximately one month of activity after the Acquisition on August 30, 2013. Other (expense) income, net, of $0.2 million and ($0.2) million for the periods July 1 to August 30, 2013 (Predecessor) and January 1, 2013 to August 30, 2013 (Predecessor), respectively, represented activity of the gypsum division of Lafarge N.A. prior to the Acquisition.

Interest Expense, Net. Interest expense was $4.9 million and $24.5 million for the three and nine months ended September 30, 2014 (Successor), higher than prior periods as it reflects the debt incurred on August 30, 2013 in connection with the Acquisition. All interest expense for the three months ended September 30, 2014 (Successor) relates to the First Lien Credit Agreement. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% due to reaching lower leverage ratios as outlined in the First Lien Credit Agreement. In August 2014, the interest rate on the First Lien Credit Agreement was further reduced by 0.25% due to a ratings upgrade by Moody’s (See Note 13, Debt, in the Notes to the unaudited financial statements). As a result, the effective interest rate on the First Lien Credit Agreement as of September 30, 2014 was 4.64% and the effective interest rate on the Revolver was 3.25%. Included in the nine months ended September 30, 2014 (Successor) interest expense is a write-off of $6.9 million of original issue discount and deferred financing fees associated with the early repayment of the Second Lien Credit Agreement on February 10, 2014.

Income Tax Benefit (Expense). Income tax expense was $5.6 million and $3.5 million for the three and nine months ended September 30, 2014 (Successor), respectively. A valuation allowance was not recorded as of September 30, 2014 as we believe it is more likely than not that the tax asset will be realized. Income tax (expense) was minimal in the prior Predecessor periods for 2013 due to the benefit of net operating losses that had been previously reserved with a valuation allowance.

Net income (loss). Net income for the three and nine months ended September 30, 2014 (Successor) was $9.5 million and $5.5 million, respectively. Higher depreciation and amortization and interest costs due to the Acquisition were partially offset by higher prices. Net loss for the period July 26 to September 30, 2013 (Successor) was $4.6 million which represented approximately one month of activity after the Acquisition on August 30, 2013. Net income of $5.7 million and $32.2 million for the periods July 1 to August 30, 2013 (Predecessor) and January 1, 2013 to August 30, 2013 (Predecessor), respectively, represented approximately two and eight months of activity of the Gypsum division of Lafarge N.A. prior to the Acquisition.

Description of Pro forma Adjustments for the Unaudited Combined Pro Forma Results of Operations for 2013

The following unaudited pro forma combined statements of operations data for the three and nine months ended September 30, 2013 have been derived by application of pro forma adjustments to our historical combined financial statements included elsewhere in this Quarterly Report on Form 10-Q. The unaudited pro forma combined financial information is for illustrative and informational purposes only and does not purport to represent what our financial position or results of operations would have been if we had operated as a stand-alone public company during the periods presented or if the transactions described below had actually occurred as of the dates indicated, nor does it project our financial position at any future date or our results of operations or cash flows for any future period.

Our unaudited pro forma combined financial information has been prepared to reflect adjustments to our historical financial information that are: (1) directly attributable to the transactions described below; (2) factually supportable; and (3) expected to have a continuing impact on our results. The unaudited pro forma combined financial information does not include non-recurring items, including, but not limited to, legal and advisory fees related to our Initial Public Offering. The unaudited pro forma combined financial information gives effect to the following transactions, or the Pro Forma Transactions, as if they had occurred as of January 1, 2012:

•	the Acquisition;

•	the additional borrowings under our First and Second Lien Credit Agreements and the distribution of such borrowings to our sponsor, Lone Star;

•	the completion of our Initial Public Offering;

•	use of the net proceeds of our Initial Public Offering to repay debt; and

•	other adjustments described in the notes to the unaudited pro forma combined financial statements.

At the closing of the Acquisition, we entered into a transitional services agreement, under which Lafarge N.A. provides certain services to us that were previously provided when we were wholly owned by Lafarge N.A. for fees specified in that agreement. The services include corporate services, such as information technology, accounting and finance services, marketing support, customer support, treasury, facility and other corporate and infrastructural services. We also incur additional costs for financial reporting and compliance, corporate governance, treasury and investor relations activities, which costs include additional compensation to current and future employees and professional fees to external service providers. No pro forma adjustments have been made to the historical financial statements to reflect the additional costs and expenses described in this paragraph.

Continental Building Products, Inc.

Pro Forma Combined Statements of Operations for the Three and Nine Months Ended September 30, 2013

(dollars in thousands)

(Unaudited)

	Successor	Predecessor			Pro Forma
	July 26 - September 30, 2013	July 1 - August 30, 2013	Pro forma Adjustments		Three Months Ended September 30, 2013
Net Sales	$35,630	$69,119	$—		$104,749
Costs, expenses and other income:
Cost of goods sold	31,537	56,190	2,900	(a)	90,627
Selling and administrative:
Direct	6,200	6,282	129	(b)	12,611
Allocated from Lafarge	—	1,175	—		1,175

Total selling and administrative	6,200	7,457	129		13,786

Total costs and operating expenses	37,737	63,647	3,029		104,413

Operating income (loss)	(2,107)	5,472	(3,029)		336
Other (expense) income, net	85	176	—		261
Interest expense, net	(2,364)	40	(3,465)	(c)	(5,789)

Income (loss) before earnings (losses) on equity method investment and income tax	(4,386)	5,688	(6,494)		(5,192)
Earnings (losses) from equity method investment	—	25	(25)	(d)	—

Income (loss) before income tax	(4,386)	5,713	(6,519)		(5,192)
Income tax (expense) benefit	(254)	(1)	—	(e)	(255)

Net income (loss)	$(4,640)	$5,712	$(6,519)		$(5,447)

	Successor	Predecessor				Pro Forma
	July 26 - September 30, 2013	January 1 - August 30, 2013	Pro forma Adjustments			Nine Months Ended September 30, 2013
Net Sales	$35,630	$252,248	—			$287,878
Costs, expenses and other income:
Cost of goods sold	31,537	195,338	16,100	(a	)	242,975
Selling and administrative:
Direct	6,200	19,338	386	(b	)	25,924
Allocated from Lafarge	—	4,945	—			4,945

Total selling and administrative	6,200	24,283	386			30,869

Total costs and operating expenses	37,737	219,621	16,486			273,844

Operating income (loss)	(2,107)	32,627	(16,486)			14,034
Other (expense) income, net	85	(191)	—			(106)
Interest expense, net	(2,364)	(91)	(15,031)	(c	)	(17,486)

Income (loss) before earnings (losses) on equity method investment and income tax	(4,386)	32,345	(31,517)			(3,558)
Earnings (losses) from equity method investment	—	(30)	30	(d	)	—

Income (loss) before income tax	(4,386)	32,315	(31,487)			(3,558)
Income tax (expense) benefit	(254)	(130)	—	(e	)	(384)

Net income (loss)	$(4,640)	$32,185	$(31,487)			$(3,942)

Notes to the unaudited pro forma statements of operations:

(a)	Purchase Accounting

The unaudited pro forma combined statements of operations reflect an adjustment for the increase in depreciation and amortization expenses related to the fair value adjustments to tangible and long-lived intangible assets with definite lives assuming the Acquisition occurred at January 1, 2012. The incremental pro forma amortization expense for long-lived intangible assets with definite lives was $ 2.6 million and $10.4 million for the three and nine months ended September 30, 2013, respectively. The incremental pro forma depreciation expense for long-lived tangible assets was $1.8 million and $7.2 million for the three and nine months ended September 30, 2013, respectively.

The Successor results for the period July 26 to September 30, 2013 include an additional expense of $1.5 million for inventory that was stepped up to fair value as part of purchase accounting on August 30, 2013 and expensed through cost of sales as the inventory was sold. The unaudited pro forma combined statements of operations for both the three and nine months ended September 30, 2013 reflect an adjustment to lower cost of sales by $1.5 million as this purchase accounting adjustment is assumed to have taken place on January 1, 2012, the date that the transaction is assumed to have occurred for pro forma purposes.

(b)	Equity Awards

In conjunction with our Initial Public Offering that we completed in February 2014, we granted approximately 142,000 stock options and 75,000 restricted shares to employees. The fair value of the restricted shares is based on the share price on the date of grant, which was the offering price of $14.00 per share. The unaudited combined statements of operations reflect compensation expense for this award assuming the awards were granted on January 1, 2012. Pro forma compensation expense of $0.1 million and $0.4 million has been recognized in selling and administrative expense for the three and nine months ended September 30, 2013 based on a graded vesting period of four years.

(c)	Debt Financing

In connection with the Acquisition, we entered into a $320 million First Lien Credit Agreement that also included a revolving credit facility of up to $50 million U.S. dollars, and a $120 million Second Lien Credit Agreement. At the closing of the Acquisition, US $28.5 million was borrowed under the Revolver. On December 2, 2013, we entered into amendments to the First Lien Credit Agreement and the Second Lien Credit Agreement pursuant to which we issued additional term loans in an aggregate principal amount of $95 million under the First Lien Credit Agreement and $35 million under the Second Lien Credit Agreement with the proceeds distributed as a return of capital to our owner, Lone Star. On February 10, we used the proceeds from our Initial Public Offering to completely repay the $155 million due under the Second Lien Credit Agreement. For our pro forma statements of operations, all three of these events are assumed to have happened on January 1, 2012 and result in the unaudited pro forma combined statements of operations reflecting an adjustment for interest expense and the amortization of deferred financing costs on the $415 million First Lien term loans and approximately $28.5 million Revolver borrowings. Incremental pro forma interest expense was $3.5 million and $15.0 million for the three and nine months ended September 30, 2013, respectively.

The borrowings for the debt assumed to be outstanding at January 1, 2012 are floating rate at LIBOR plus a specified spread (plus 3.75% for the First Lien Term Loans and plus 3.00% for the Revolver), with the agreements stipulating a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact. As of September 30, 2014, we had elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by $0.2 million and $0.7 million for the pro forma three and nine months ended September 30, 2013, respectively.

The termination fee of $2.0 million for the asset advisory agreement with an affiliate of Lone Star and the $3.1 million for the 2% call premium on early repayment of our Second Lien Credit Agreement were not included in the pro forma income statement as each represents a non-recurring expense.

(d)	Interest in Seven Hills

As of the Acquisition and through September 30, 2013, the equity interest in Seven Hills remained with Lafarge. Under the terms of the Asset Purchase Agreement entered into in connection with the Acquisition, Lafarge passed through all of the benefits and burdens of the Joint Venture Agreement and the other operative agreements to us, and our supply of paper from the joint venture has continued after the closing of the Acquisition under the same terms and conditions as existed prior to the Acquisition. We elected to measure this financial interest in Seven Hills at fair value and the pro forma combined statements of operations eliminate the equity earnings of this investment.

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

The following tables reconcile the non-GAAP measures to GAAP measures:

			Successor	Successor	Predecessor	Pro Forma
(in thousands)			Three Months Ended September 30, 2014	July 26 - September 30, 2013	July 1 - August 30, 2013	Three Months Ended September 30, 2013
Operating Income - GAAP Measure			$20,209	$(2,107)	$5,472	$336
Depreciation and amortization			13,511	4,594	4,396	13,390

EBITDA - Non-GAAP Measure			33,720	2,487	9,868	13,726
Pension and post-retiree costs retained by Lafarge	(a	)	—	—	1,961	1,961
Master Brand Agreement	(b	)	—	—	744	744
Newark lease termination	(c	)		—	2,556	2,556
Co-generation lease termination	(d	)		2,075	1,195	3,270
Acquisition costs	(e	)		3,296	—	3,296
Inventory step-up	(f	)		1,500	—	—

Adjusted EBITDA - Non-GAAP Measure			$33,720	$9,358	$16,324	$25,553

		Successor	Successor	Predecessor	Pro forma
(in thousands)		Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013	Nine Months Ended September 30, 2013
Operating Income -GAAP Measure		$39,292	$(2,107)	$32,627	$14,034
Depreciation and amortization		41,324	4,594	16,886	39,080

EBITDA -Non-GAAP Measure		80,616	2,487	49,513	53,114
Pension and post-retiree costs retained by Lafarge	(a)	—	—	7,636	7,636
Master Brand Agreement	(b)	—	—	3,004	3,004
Newark lease termination	(c)	—	—	2,556	2,556
Co-generation lease termination	(d)		2,075	1,195	3,270
Acquisition costs	(e)		3,296	—	3,296
Inventory step-up	(f)		1,500	—	—

Adjusted EBITDA - Non-GAAP Measure		$80,616	$9,358	$63,904	$72,876

(a)	Lafarge N.A. retained the pension and post-retiree liabilities related to its gypsum division and no new plans have been established by us. The adjustment represents pension and post-retiree benefit costs allocated to the Predecessor.
(b)	Adjusts for the amounts paid to Lafarge SA under the master brand agreements by Lafarge SA that were discontinued after the Acquisition.
(c)	Adjusts for the payment of a lease termination fee for the Port of Newark related the Newark, New Jersey gypsum wallboard plant that was closed.
(d)	Adjusts for the payment of a lease termination fee to discontinue the use of the co-generation power plant.
(e)	Adjusts for the transaction costs associated with the Acquisition.
(f)	Adjusts for step-up to fair value of inventory that increased cost of sales for one month after the Acquisition.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the nine months ended September 30, 2014 (Successor) and prior periods:

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2014	July 26 - September 30, 2013	January 1 - August 30, 2013
Net cash provided by operating activities	$45,708	$1,988	$24,702
Net cash used in investing activities	(4,336)	(700,125)	(2,020)
Net cash (used in) provided by financing activities	(40,621)	714,911	(22,682)
Effect of foreign exchange rates	(417)	(14)	—

Net change in cash and cash equivalents	$334	$16,760	$—

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $45.7 million for the nine months ended September 30, 2014 (Successor). Net cash provided by operating activities for the period July 26 to September 30, 2013 (Successor) was $2.0 million and for the period January 1, 2013 to August 30, 2013 (Predecessor) was $24.7 million. Net cash provided by operating activities for the nine months ended September 30, 2014 (Successor) was impacted by higher interest costs partially offset by improvements in working capital.

Net Cash Used In Investing Activities

Net cash used in investing activities was $4.3 million for the nine months ended September 30, 2014 (Successor), $700.1 million for the period July 26 to September 30, 2013 (Successor), and $2.0 million for the period January 1, 2013 to August 30, 2013 (Predecessor). Net cash used in investing activities for the nine months ended September 30, 2014 (Successor) reflects $6.1 million in capital expenditures, partially offset by $1.8 million in distributions received from our equity investment in Seven Hills. The investing activities for the period July 26 to September 30, 2013 (Successor) include $700.1 million purchase price of the Acquisition.

Net Cash Used In Financing Activities

Net cash provided by (used in) financing activities was ($40.6) million for the nine months ended September 30, 2014 (Successor), $714.9 million for the period July 26 to September 30, 2013 (Successor), and ($22.7) million for the period January 1, 2013 to August 30, 2013 (Predecessor). In 2014, net proceeds of $151.4 million from the Initial Public Offering were used to repay a portion of the Second Lien Credit Agreement. In addition, $2.1 million in quarterly principal payments were made on the First Lien Credit Agreement in addition to voluntary prepayments of $34.9 million. The next required mandatory principal payment on the First Lien Credit Agreement is the amount due at maturity on August 28, 2020.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2013 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2014.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants switching to natural gas or ceasing operations;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	disruptions to our supply of paperboard liner;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal control over financial reporting;

•	increased costs and demands on management as a public company;

•	our lack of public company operating experience;

•	our current reliance on Lafarge N.A. for many of our administrative services;

•	our relationship, and actual and potential conflicts of interest, with Lone Star; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in our 2013 10-K and subsequent Quarterly Report on Form 10-Q, as applicable.

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

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk associated with our input costs. We use derivative instruments to manage certain commodity price and interest rate exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Note 14 to the consolidated financial statements for additional information regarding our financial exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of September 30, 2014, we had $12.2 million in cash and cash equivalents. The interest expense associated with First Lien Credit Agreement and any loans under the Revolver will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of September 30, 2014, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by approximately $0.2 million and $0.7 million for the three months and nine months ended September 30, 2014, respectively.

At March 31, 2014, the Company entered into an interest rate cap on three months US Dollar LIBOR of 2% for a notional amount of $206.5 million, which represented one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by approximately $0.5 million each quarter through December 31, 2015, and was $205.4 million as of September 30, 2014. The objective of the hedge is to protect our cash flows for a portion of the First Lien Credit Agreement from adverse extreme market interest rate changes through March 31, 2016. As U.S. Dollar LIBOR interest rates remain below 2%, the fair value of this contract at September 30, 2014 was $0.1 million and related solely to the remaining time value of money of the premium paid for this contract.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 7% and 9% of our sales for the three and nine months ended September 30, 2014 (Successor), respectively, and 11% and 12% of our sales for each of the pro forma three and nine months ended September 30, 2013, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million and $0.3 million based on 2014 (Successor) results for the three and nine months ended September 30, 2014, respectively. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

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

We use natural gas swaps contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas for 2014 and 2015 is hedged. The aggregate notional amount of these hedge contracts in place as of September 30, 2014 was 875 thousand mmBTUs and we entered into an additional notional amount of 1.2 million mmBTUs subsequent to September 30, 2014. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of the outstanding quarter-end contracts was an unrealized gain of $0.1 million as of September 30, 2014.

Seasonality

Sales of our wallboard products are, similar to many building products, seasonal in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Controls Over Financial Reporting

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

Date: November 3, 2014