Form 10-K
period 2014-12-31
Continental Building Products, Inc.
filed 2015-02-25
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

According to the records of the registrant’s registrar and transfer agent, as of February 20, 2015, the latest practicable date, 44,124,000 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $208,358,150, based upon the last reported sales price for such date on the New York Stock Exchange.

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

General

We are a leading, high margin manufacturer of gypsum wallboard and complementary finishing products. Our manufacturing facilities and sales efforts are concentrated in the eastern United States and eastern Canada. Gypsum wallboard is a primary building material used in new residential and commercial construction and repair and remodel (“R&R”). We estimate that in 2014 our market share in the United States east of the Mississippi River, a market which accounted for more than 55% of total U.S. wallboard demand, was approximately 17%, and our share is significantly higher in many of the major metropolitan areas within a shipping radius of 300 miles of our facilities, which include New York, Miami, Tampa, Orlando, Cincinnati, Cleveland, Columbus, Indianapolis, Nashville, Jacksonville and Hartford.

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

The recent economic and housing market downturns have been challenging for the gypsum wallboard industry. During this downturn, we have focused on reducing our cost base and improving the efficiency of our operations. For example, from 2007 to 2014, we were able to achieve a 7.5% reduction in selling, general and administrative related headcount, while net sales increased by 24.4%. We also closed two of our older and less efficient plants, resulting in significant fixed cost savings and rationalization of our capacity. We believe this disciplined approach to costs along with our significant investments in developing and upgrading our manufacturing facilities since 2000 will position us to benefit from a continuing recovery in the residential housing market.

The North American gypsum wallboard industry is the largest in the world, with the world’s highest per capita consumption rate. Gypsum wallboard is a low cost, widely used building product for interior and exterior walls and ceilings in residential and commercial structures. It is highly regarded for its ease and speed of application and its superior performance in providing comfort, fire resistance and thermal and sound insulation. The primary raw material, gypsum, can be either natural or synthetic. Natural gypsum is a mineral mined in select areas throughout North America. Synthetic gypsum is sourced primarily via flue gas desulfurization within coal-fired power plants. According to the Gypsum Association, use of synthetic gypsum has increased from 5% of total wallboard production in 1995 to 45% in 2014. We currently use exclusively synthetic gypsum in our manufacturing process.

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

We believe that the U.S. housing market is in the early stages of a recovery. U.S. housing starts reached 0.78 million in 2012, driving U.S. wallboard consumption to 18.9 bsf. In 2013 and 2014, the positive trend in housing starts continued, with housing starts of 0.93 million and 1.0 million, respectively, according to the U.S. Census Bureau, driving wallboard consumption to 20.5 bsf and 21.5 bsf, respectively.

We believe that there is substantial room for continued improvement in housing starts. Housing starts have averaged 1.5 million over the past 50 years, which is approximately 50% greater than the 2014 starts of 1.0 million. Wallboard consumption has historically correlated closely with increased construction activity, typically trailing housing starts by approximately six to nine months. As housing starts return to normal levels, we expect a corresponding increase in wallboard demand.

We also expect continued recovery in the R&R market and improvement in the commercial construction market. In the residential segment, the Remodeling Market Index, or RMI, which measures home remodel activity, improved from 53 in the first quarter of 2014 to 60 in the fourth quarter of 2014 according to NAHB Economics Group (an index number of 50 indicates equal numbers of remodelers report activity higher and lower than the previous quarter). Additionally, according to projections from McGraw Hill Construction, commercial building starts are expected to rise from 572 million square feet in 2014 to 640 million square feet in 2015, a projected increase of 12%.

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

On August 30, 2013, Lone Star Fund VIII (U.S.), L.P., which we refer to in this Annual Report on Form 10-K, along with its affiliates and associates (excluding us and other companies that it owns as a result of its investment activity), as Lone Star, acquired substantially all of the assets comprising Lafarge’s North American gypsum business for a purchase price of approximately $703 million and the assumption of certain liabilities pursuant to the terms of the asset purchase agreement signed in connection with the Acquisition.

Products and Customers

We offer our customers a full range of gypsum wallboard products, including LiftLite ®, our lightweight product designed to be easier to lift and install, our Mold Defense ® line of products designed for enhanced protection against mold and mildew, and our Weather Defense ® line of moisture and mold-resistant exterior sheathing. To complement our wallboard business and to better serve our customers, we also operate a finishing products business that manufactures a comprehensive line of joint compounds at our plant in Silver Grove (Kentucky) and our joint compound plant in Chambly (Quebec). We provide superior customer service based on customer needs, consistently delivering high quality finished product and providing orders accurately with fast delivery times. Certain customers and markets have also favored the use of synthetic gypsum products, which we manufacture, versus natural gypsum products for the additional benefit of receiving Leadership in Energy and Environmental Design, or LEED, ratings to support environmentally responsible initiatives.

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

We regularly achieve high rankings in customer service surveys and have received numerous “supplier of the year” awards from major customers. We consistently provide a high level of service to our customers through a combination of product availability and quality, on-time delivery, and timely and accurate invoicing. We sell our products through several different channels and to a broad group of customers, including gypsum wallboard distributors, buying groups, wholesalers and mass merchants. Lowes, our largest customer, represented 15%, 14%, and 15% of our net sales in 2014, 2013 on a pro forma basis, and 2012, respectively, and no other customer represented more than 10% of sales.

We believe our industry experience, manufacturing expertise and flexible production facilities enable us to quickly develop and implement new products in response to market needs or competitor product introductions. For example, in 2011 we introduced LiftLite ® , a lightweight wallboard for use on interior walls and ceilings. It is formulated to be up to approximately 20% lighter than standard  1⁄2 “ wallboard, making it easier to lift, carry and install. We designed LiftLite ® in a relatively short period of time with only a limited investment, and it has replaced most of our standard  1⁄2 ” wallboard.

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

We use only synthetic gypsum in our wallboard products, which we believe enhances our manufacturing quality and consistency, reduces production costs and provides important environmental benefits relative to natural gypsum. We are the only producer of gypsum wallboard in the United States to use 100% synthetic gypsum. Synthetic gypsum is principally produced through a process known as flue gas desulfurization, or FGD. The FGD process typically takes place in scrubbing towers in coal-fired power plants. Our strategically positioned plants provide us with two key benefits: cost-effective access to our supplies of synthetic gypsum, which reduces our inbound transportation costs, and close proximity to many major metropolitan areas, which decreases our product delivery costs.

We purchase all of our synthetic gypsum supplies from coal-fired power plants with operations near, or easily accessible to, our wallboard facilities. To secure our supplies, we have entered into long-term agreements with major suppliers, with remaining terms (with extensions) ranging from approximately 10 years to 35 years. Our supply contracts provide for a base price with escalation provisions. These contracts are structured as “take-or-pay” arrangements, where the sellers are required to supply a specified annual amount of gypsum and we are required to buy a specified annual amount, or else, in either case, pay penalties under the contracts. These synthetic gypsum suppliers are required to provide us with amounts in excess of our current requirements, which allows for significant scalability in our wallboard production. Two of our plants have sufficient supply under contract to operate at our full design capacity, while one of our facilities requires a small amount of additional supply at full capacity. We believe that we would be able to purchase additional synthetic gypsum on the open market to the extent any production increases require it, or if market conditions are favorable.

Our Seven Hills joint venture with Rock-Tenn Company, or RockTenn, provides us with a reliable source of high-quality paperboard liner required for consistent wallboard production. The joint venture was previously between RockTenn and Lafarge. On March 13, 2014, Lafarge assigned to us its interest in the joint venture agreement and other operative agreements, and such agreements will continue on the same terms and conditions as were in effect with Lafarge prior to the Acquisition. We therefore have a long-term supply agreement that fulfills all of our current paper requirements. The Seven Hills joint venture has the capacity to supply us with approximately 75% of our paper needs at our full capacity, and some additional capacity can be added with a modest additional investment.

Our manufacturing processes utilize significant amounts of natural gas and electricity. We purchase both natural gas and electricity on the open market. We use derivative instruments to manage certain commodity price and interest rate exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Item 7.A for additional information regarding our financial exposures.

Our wallboard facilities are located in close proximity to major metropolitan areas in the eastern United States and eastern Canada, lowering both our inbound and outbound transportation costs and facilitating timely delivery to our customers. Each of our facilities allows us to offer same-day delivery service to many of our key metropolitan markets, including our Buchanan plant, which provides same day delivery service to customers in the New York City tri-state area, which management believes provides us with a competitive advantage.

Competition

The market for our wallboard and finishing products is highly competitive. We believe the key competitive factors in the market include:

•	Price;

•	Service;

•	Product quality; and

•	Product range.

There are currently seven gypsum wallboard manufacturers in the United States, including: USG, National Gypsum, Georgia-Pacific, CertainTeed, Eagle Materials, Pabco Gypsum, and us. Of these, we believe only six compete in the eastern United States. Gypsum wallboard has a high weight-to-value ratio, so it is advantageous to both source raw materials and produce gypsum wallboard in close proximity to where it is used. If manufacturing facilities are not located in close proximity to end markets, transportation costs can render the cost of finished goods uncompetitive compared to locally manufactured wallboard. Accordingly, competition in the industry occurs principally on a regional basis, and we believe that national scale has limited benefits. Each competitive geographic region has a different group of manufacturers and customers and, as a result, a different competitive landscape. A number of our competitors are larger than us and may have greater resources or lower costs of capital than we do.

Although gypsum wallboard remains a regional industry, consolidation in the industry has resulted in increased market share for certain industry participants, including us. In 1997 there were thirteen gypsum wallboard producers, compared to seven in 2014. This consolidation has occurred almost entirely amongst the smaller producers. Since 1997, our national market share has grown from 3% to 10%.

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

Employees

We had 538 employees as of December 31, 2014. Our employees at our Buchanan wallboard plant, representing approximately 14% of our workforce, are represented by two unions. While our collective bargaining agreement with the employees represented by one of the unions at our Buchanan plant expired on November 30, 2014, these employees are still considered unionized. Employees represented by that union voted on February 17, 2015 to accept a contract proposal, and we expect a contract to be signed on the basis of that proposal. Our collective bargaining agreement with the second union was set to expire on November 30, 2014, but has been extended through March 13, 2015. We continue to engage in negotiations with the second union. We believe our relationship with our unionized employees is positive and to date there have been no work disruptions as a result of the expiration of the collective bargaining agreement. Our remaining employees are non-union. We believe our relationships with both our union and non-union employees are good.

Intellectual Property

We maintain many trademarks for our wallboard and finishing products, including, among others, LiftLite ® , Firecheck ® , Mold Defense ® and Rapid Coat ® . We also rely on patents and trade secret law to protect some of our manufacturing processes. Loss of one or more of our patents, trademarks or licenses would not have a material impact on our business or our ability to continue our operations in the foreseeable future.

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

In June 2010, following a December 2008 coal ash spill from a surface impoundment in Kingston, Tennessee, the EPA proposed two alternative regulations that would address the storage and disposal of all coal combustion residuals, or CCRs, including synthetic gypsum. One of the proposed regulations would have regulated the transportation, storage and disposal of CCRs as a “special” waste under subtitle C of RCRA, which regulates hazardous waste, except when they are “beneficially used”. The second proposal would have allowed the beneficial use of synthetic gypsum and would regulate CCRs bound for disposal as “solid” waste under subtitle D of RCRA, which regulates non-hazardous wastes. On December 19, 2014 the EPA issued its final rule, which treats most CCRs as solid waste under subtitle D of RCRA. However, material, such as synthetic gypsum used for wallboard manufacturing that meets the definition of a “beneficial use of CCR”, is not generally regulated under the rule. Therefore, we do not believe the final rule will have a material effect on our business.

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

Additional Information

See Note 15 to the consolidated financial statements in Item 8 for financial information pertaining to our Wallboard segment and Item 1A—Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our business and operating results.

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

All of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion residual, or CCR, resulting primarily from flue gas desulfurization, or FGD, carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of synthetic gypsum are primarily power companies. As a result of the increase in coal price relative to natural gas and other reasons, some power companies have recently ceased operations or reduced power generation at certain high cost plants or at plants that are not compliant with current or anticipated environmental laws or switched such plants to using natural gas instead of coal for their electric generation needs. Additionally, existing or future changes in environmental regulations could make it more difficult or costly for power providers or industrial plants to burn coal. Potential future changes in environmental regulations include the EPA’s proposed regulations issued in June 2014 as part of its “Clean Power

Plan,” which have the stated goal of reducing the amount of carbon dioxide emitted from power plants by 30% from 2005 levels by the year 2030. If these rules are adopted in their current form, many believe a meaningful portion of the reduction in carbon emissions would be expected to come from reducing the output of coal fired power plants. We believe that the larger power plants with sophisticated pollution control devices that supply most of our gypsum would be less likely to be affected than smaller, less efficient plants. However, in the event any of the power companies with which we have synthetic gypsum supply agreements, for these or other reasons, reduce their power generation, switch to using natural gas instead of coal or cease operations completely, our access to synthetic gypsum may be constrained, which could have an adverse effect on our business. In that event, there can be no assurance that we could find alternative sources of synthetic gypsum in reasonable quantities or at reasonable prices. In December 2013 our synthetic gypsum supplier for the Buchanan plant, NRG Energy, announced plans to deactivate its Chalk Point and Dickerson coal fired power plants in May of 2018 (an extension from its prior announced date of May 2017). These two plants together have recently provided approximately one-third of our Buchanan plant’s synthetic gypsum. It is not certain that these plants will be deactivated at the announced time. However, even if these plants are deactivated, we believe we will have access to sufficient gypsum through multiple sources to continue economically operating the Buchanan plant at required capacity levels.

We and our suppliers are subject to environmental and safety laws and regulations and these laws and regulations may change. These laws and regulations could cause us or our suppliers to make modifications to how we or they manufacture and price our products. These laws could also require that we or our suppliers make significant capital investments or otherwise increase our or their costs or result in liabilities to us.

We and our suppliers are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including those governing air emissions, wastewater discharges, the management, disposal and cleanup of hazardous materials and wastes and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations, and if we expand or modify our facilities, or if environmental laws change, we could be required to obtain new or modified permits. If we were to fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from claims or liabilities under these laws and regulations, such as with respect to any contamination at our facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials. Environmental laws and regulations tend to become more stringent over time, and we could incur material additional expenses relating to compliance with future environmental laws.

For example, the U.S. Congress and several states are considering or have adopted legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. In 2010, the EPA adopted rules to phase in requirements for all new or modified “stationary sources” that emit 100,000 tons of greenhouse gases per year, or modified sources that increase emissions by 75,000 tons per year, to annually obtain permits demonstrating that they are incorporating the “best available control technology” to minimize greenhouse gas emissions. These rules could affect all of our U.S. wallboard plants and the Seven Hills Paperboard LLC, or Seven Hills, paper mill operated as a joint venture with RockTenn, which produce greenhouse gases. The rules are subject to pending legal challenges that have been filed by certain interested parties, including states, industry groups and environmental organizations, in the U.S. federal courts. If these rules withstand challenge, they could require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of additional regulations by the EPA and analogous state or Canadian governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a material adverse effect on our operations and demand for our products. Our manufacturing processes for wallboard use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs.

Environmental regulatory changes or changes in methods used to comply with environmental regulations could adversely affect our suppliers, and therefore the price and availability of synthetic gypsum. If regulatory changes or changes in methods used to comply with environmental regulations adversely affect our suppliers or the price and availability of synthetic gypsum, our operating results or cash flows may be materially and adversely affected.

It is difficult to accurately predict if or when currently proposed or additional laws and regulations regarding emissions and other environmental concerns will be enacted or what capital expenditures might be required as a result of them. Stricter regulation of emissions might require us or our suppliers to install emissions control or other equipment at some or all of our or their manufacturing facilities, requiring significant additional capital investments.

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

In 2014, 2013 on a pro forma basis and 2012, Lowe’s accounted for 15%, 14%, and 15% of our net sales, respectively. If Lowe’s reduces, delays or cancels a substantial number of orders, our business, financial condition and operating results may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.

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

We are reliant on RockTenn for paper and we may require additional supplies of paper if our current supply is disrupted or our utilization increases.

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

Our manufacturing processes use substantial amounts of natural gas and electricity, which are major components of our cost of goods sold. Energy costs are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power have been volatile in recent years. There may be substantial increases in the price of energy in the future, which may be pronounced if there are dislocations in the energy markets due to political instability or other unforeseeable events. We currently hedge slightly less than 50% of our natural gas based on usages for the past twelve months, and do not hedge our electricity purchases at all. Consequently, we may be adversely impacted by increases in price more than competitors utilizing a more comprehensive hedging strategy, particularly in respect of electricity purchases. There can be no assurances we will continue to utilize this hedging strategy in the future or whether it or any other strategy we implement, including not hedging at all, will be successful.

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

We use information technology systems to collect, store and transmit the data needed to operate our business. We may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or similar events or disruptions. In the first quarter of 2014, we initiated implementation of an enterprise resource planning system, which was completed in October 2014. We may in the future add applications to replace outdated systems and to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

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

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms could negatively impact us. While our collective bargaining agreement with the employees represented by one of the two unions at our Buchanan plant expired on November 30, 2014, these employees are still considered unionized. Employees represented by that union voted on February 17, 2015 to accept a contract proposal, and we expect a contract to be signed on the basis of that proposal. Our collective bargaining agreement with the second union was set to expire on November 30, 2014, but has been extended through March 13, 2015. We continue to engage in negotiations with the second union. While we believe our relationship with our unionized employees is positive and to date there have been no work disruptions as a result of the expiration of the collective bargaining agreement, we cannot assure you that we will be able to conclude the collective bargaining agreement with the two unions on the same or similar terms as those in the prior agreement, or at all, without production interruptions, including labor stoppages. Approximately 14% of our 538 employees were unionized as of December 31, 2014. From time to time we have experienced union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances in which we must compete for employees with necessary skills and experience or in tight labor markets. Any such cost increases, work stoppages or disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting production, sales volumes and profitability.

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

Our subsidiary, Continental Building Products Operating Company, LLC, or OpCo, is a party to a secured credit facility that was entered into in connection with the Acquisition. As of December 31, 2014, $352.0 million was outstanding under the First Lien Credit Agreement and no revolving loans were outstanding under the Revolver. We may incur substantial additional debt in the future. This credit facility, and other debt instruments we may enter into in the future, may have important consequences to you, including the following:

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

We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing credit facility, may restrict us from adopting any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

The terms of our credit facility imposes operating and financial restrictions on us.

OpCo’s credit facility contains a number of significant restrictions and covenants that generally limit OpCo’s ability to, among other things:

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

The credit facility limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The First Lien Credit Agreement also requires OpCo and its restricted subsidiaries to maintain a specific total leverage ratio in certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” for more information regarding the terms of this credit facility.

Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or the inability to comply with required financial ratios in the credit facility could result in a default, in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility, and the lenders accelerate the amounts outstanding under the credit facility, our business and results of operations would be adversely affected.

Risks Related to Our Relationship with Lafarge

Our historical financial information as a division of Lafarge may not be representative of our results as an independent public company.

Certain of the historical financial information that we have included in this Annual Report on Form 10-K has been derived from the historical financial statements of Lafarge and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. For periods prior to the Acquisition, the historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate functions historically provided by Lafarge. These allocated costs are primarily related to corporate administrative expense, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, market and contract support, customer support, treasury, facility and other corporate and infrastructural services. While we believe that these allocations are reasonable reflections of the historical utilization levels of these services in support of our business, we have not made adjustments to reflect many significant changes that have occurred in our cost structure, funding and operations as a result of the Acquisition, including changes in our employee base, changes in our legal structure, potential increased costs associated with reduced economies of scale, migration of our informational technology systems, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a publicly traded, stand-alone company. As a result of the Acquisition, we have had a very limited history of functioning as a stand-alone company. As a result of these factors, the historical financial information prior to fiscal year 2014 is not necessarily representative of the amount that would have been reflected in our financial statements had we been a stand-alone company or indicative of our future results of operations, financial position, cash flows or costs and expenses. For additional information, see “Selected Financial and Operating Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical combined financial statements and notes thereto.

Risks Related to the Ownership of Our Common Stock

Because our common stock has only recently started trading in the public market, the trading market for our common stock may not be sustained and our common stock prices may be volatile and could decline substantially.

Prior to the initial public offering of our stock in February 2014, or the Initial Public Offering, there was no market for shares of our common stock. Although our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “CBPX,” an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

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

Lone Star beneficially owns approximately 51% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws. Five of the eight members of our board of directors are employees or affiliates of Lone Star.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star. The interests of Lone Star may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect our share price. Lone Star is also able to transfer control of us to a third-party by transferring its common stock, which would not require the approval of our board of directors or other stockholders.

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

Lone Star controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by a person or group is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and corporate governance committees be comprised entirely of independent directors. We are utilizing these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating committees do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

As of February 24, 2015, we have 44,124,000 shares of common stock outstanding, including 22,489,250 shares that are beneficially owned by Lone Star, or approximately 51% of our outstanding shares of common stock. Unless such shares are registered under the Securities Act of 1933, as amended, or the Securities Act, such shares may only be resold into the public markets in accordance with the requirements of Rule 144, including the volume limitations, manner of sale requirements and notice requirements thereof. In addition, the remaining shares of our common stock that are outstanding will become eligible for sale in the public markets from time to time, subject to Securities Act restrictions.

Lone Star has the right to demand that we file a registration statement with respect to the shares of our common stock held by it, and will have the right to include its shares in any registration statement that we file with the SEC, subject to certain exceptions. Any registration of the shares owned by Lone Star would enable those shares to be sold in the public market, subject to certain restrictions in our registration rights agreement.

The market price for shares of our common stock may drop significantly when the restrictions on resale by our existing stockholder lapse or if those restrictions on resale are waived. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. In addition, we filed a registration statement on Form S-8 under the Securities Act registering shares under our stock incentive plan. Subject to the terms of the awards granting the shares included in the S-8 registration statement and except for shares held by affiliates who will have certain restrictions on their ability to sell, the shares are available for sale in the public market immediately after the vesting of the applicable award.

In the future, we expect to issue options, restricted stock and other forms of stock-based compensation, which have the potential to dilute stockholder value and cause the price of our common stock to decline.

We currently have options outstanding to purchase 142,000 shares of common stock under our stock incentive plan, 80,500 of which are currently exercisable, and 55,000 shares of restricted stock. We expect to offer stock options, restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If any options that we issue are exercised, or any restricted stock that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our equity incentive plan permits vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our credit facility, and other debt instruments we may enter into in the future, may include provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.

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

Because we are an “emerging growth company” under the JOBS Act, we have included only four, rather than five, years of selected financial information. Accordingly, we have included only a limited operating history on which investors can base an evaluation of our business, results of operations and prospects.

We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We could be an emerging growth company until December 31, 2019, although a variety of circumstances could cause us to lose that status earlier.

The requirements of being a public company may strain our resources and divert management’s attention, and our limited public company operating experience may impact our business and stock price.

As a U.S. public company, we are generally subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act (other than the auditor attestation requirement of Section 404 while we continue to qualify as an “emerging growth company”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

Being a public company and these new rules and regulations make it more expensive for us to obtain director and officer liability insurance. Potential liability associated with serving on a public company’s board could make it difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our limited public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed, which could cause our stock price to decline.

We will continue to incur increased costs as a result of being a publicly-traded company.

As a company with publicly-traded securities, we will continue to incur significant legal, accounting and other expenses not previously incurred. In addition, the Sarbanes-Oxley Act, as well as rules promulgated by the SEC and the NYSE, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations have increased our legal and financial compliance costs and may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We own the real property on which each of our wallboard manufacturing facilities and joint compounds finishing products facilities are located. The address of our corporate headquarters is currently 12950 Worldgate Drive, Suite 700, Herndon, VA 20170, in approximately 19,500 square feet of leased office space.

Wallboard Manufacturing Facilities

Our wallboard manufacturing facilities have an average capacity age of approximately 11 years. We believe that our wallboard facilities are some of the largest and most modern in North America, resulting in productivity levels among the highest in the industry. Our facilities operate at production speeds that are significantly faster than the industry average. Each of our facilities is able to produce a full range of our wallboard products. In 2014, our utilization rate across all of our wallboard facilities was approximately 67%. Each of our wallboard manufacturing facilities is subject to a mortgage under the First Lien Credit Agreement.

Silver Grove

Our Silver Grove facility is located on the Ohio River in the township of Silver Grove, Kentucky, just outside of Cincinnati, Ohio. The design capacity for Silver Grove is 1.7 billion square feet per year, which we believe makes it the largest wallboard facility in North America.

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

Prior to February 5, 2014, our outstanding common stock was privately held and there was no established public trading market for our common stock. On February 5, 2014, we sold 11,765,000 shares of common stock in the Initial Public Offering at a price of $14.00 per share pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 4, 2014. Our common stock began trading on the NYSE on February 5, 2014 under the symbol CBPX. As of February 20, 2015, there were 3 holders of record of our common stock.

We currently do not pay dividends on our common stock and we have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our debt agreements and other factors that our board of directors deems relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

The following table sets forth, for the 2014 periods indicated, the high and low sales prices per share for our common stock as quoted by the NYSE.

	High	Low
First quarter (February 5, 2014 to March 31, 2014)	$20.51	$14.00
Second quarter	19.86	14.00
Third quarter	17.90	12.58
Fourth quarter	18.32	13.27

Item 6.	SELECTED FINANCIAL DATA

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

As discussed in more detail under Item 1—Business—The Acquisition, we acquired the gypsum division of Lafarge North America Inc. on August 30, 2013. The accompanying financial statements are presented for the “Predecessor,” which are the combined financial statements of the Lafarge gypsum division for the period preceding the Acquisition, and the “Successor,” which are the consolidated financial statements of us and our subsidiaries for the period following the Acquisition. We were formed on July 26, 2013 and had no results of operations prior to the Acquisition on August 30, 2013. As such, our consolidated results of operations reflect activity of the acquired business for the four months from August 30, 2013 through December 31, 2013. The Predecessor’s combined statements of operations data for the years ended December 31, 2011 and 2012 and for the period from January 1, 2013 to August 30, 2013, and the Predecessor’s combined balance sheet data as of December 31, 2012 and 2011 have been derived from the audited combined financial statements of the Lafarge gypsum division. Our balance sheet data as of December 31, 2013 and December 31, 2014 and consolidated statements of operations for the period July 26, 2013 to

December 31, 2013 and the year ended December 31, 2014 are derived from the Successor consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the gypsum division of Lafarge operated as a stand-alone, independent business. The Acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Successor’s financial statements are not comparable as a result of applying a new basis of accounting. See the Notes to the consolidated financial statements for additional information regarding the accounting treatment of the Acquisition.

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales	$424,502	$150,066	$252,248	$311,410	$252,111
Costs, expenses and other income:
Cost of goods sold	330,173	121,335	195,338	289,936	279,638
Selling and administrative:
Direct	33,568	14,953	19,338	27,194	23,844
Allocated from Lafarge	—	—	4,945	7,037	9,745

Total selling and administrative	33,568	14,953	24,283	34,231	33,589

Total costs and operating expenses	363,741	136,288	219,621	324,167	313,227

Operating income (loss)	60,761	13,778	32,627	(12,757)	(61,116)
Other expense, net	(5,644)	(21)	(191)	(87)	303
Interest expense, net	(29,069)	(10,542)	(91)	(212)	(273)

Income (loss) before losses on equity method investment and income tax	26,048	3,215	32,345	(13,056)	(61,086)
Earnings (losses) from equity method investment	(113)	—	(30)	(138)	228

Income (loss) before income tax	25,935	3,215	32,315	(13,194)	(60,858)
Income tax (expense) benefit	(10,044)	(1,110)	(130)	352	316

Net income (loss)	$15,891	$2,105	$32,185	$(12,842)	$(60,542)

Foreign currency translation adjustment	(1,939)	(254)	2,707	(1,197)	1,144
Gain (loss) from derivatives qualifying as cash flow hedges	(867)	—	—	—	—

Comprehensive income (loss)	$13,085	$1,851	$34,892	$(14,039)	$(59,398)

Balance sheet data (at period end):
Cash	$15,627	$11,822	N/A	$—	$—
Property, plant and equipment	353,652	383,625	N/A	386,270	415,902
Total assets	700,981	740,376	N/A	556,746	576,044
Total liabilities	397,608	603,525	N/A	46,513	41,119
Total equity / net Parent investment	303,373	136,851	N/A	510,233	534,925
Other financial data:
EBITDA (1)	$115,078	$32,307	$49,513	$23,574	$(33,062)
Adjusted EBITDA (1)	115,078	39,178	63,904	41,210	(19,352)
Capital expenditures	5,698	2,798	2,506	5,205	5,863

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “—Reconciliation of Non-GAAP Measures” in Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for how we define and calculate EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description of why we believe these measures are important.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with “Risk Factors”, “Forward-Looking Statements”, “Selected Historical Financial and Operating Data”, and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Until the consummation of the Acquisition, the gypsum division of Lafarge held all of the historical assets and liabilities related to our business and is referred to as the “Predecessor”. We believe it is more meaningful also to present the historical results of operations of the Predecessor. Also included in the discussion below are the unaudited pro forma combined results of operations for the years ended December 31, 2013 and 2012. The unaudited pro forma combined results of operations are based on our historical financial statements included below, adjusted to give effect to the Acquisition, dividend recapitalization, and our Initial Public Offering, assuming such transactions had been completed as of January 1, 2012. The unaudited pro forma combined results of operations are presented since the results for 2014 are not comparable to 2013, and the historical results for 2013 are not comparable to the corresponding 2012 period. As discussed in Item 1—Business, the Acquisition occurred on August 30, 2013, and therefore the 2013 historical results are presented separately for the period from January 1, 2013 to August 30, 2013 (Predecessor basis) and the period from July 26, 2013 to December 31, 2013 (Successor basis). Accordingly, it is difficult to make comparisons of the results for 2014 to the results of 2013, and the historical results for 2013 to the historical results of 2012. We believe it is a more meaningful and useful discussion to compare the results of operations for the 2013 and 2012 periods on a pro forma combined basis and the actual historical year ended December 31, 2014 to the combined pro forma results for the year ended December 31, 2013. The pro forma combined results discussed herein are derived from the pro forma combined financial information presented below under “—Description of Pro Forma Adjustments for the Unaudited Combined Pro Forma Results of Operations for 2013 and 2012.”

It should be noted, however, that the historical results for net sales for the period from January 1, 2013 to August 30, 2013, when combined with the historical results for net sales for the period from July 26, 2013 to December 31, 2013, are the same as on a pro forma basis. Accordingly, the following analyzes the Company, the Predecessor, and the pro forma combined results of operations for the years ended December 31, 2014, 2013 and 2012, as applicable.

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

Basis of Presentation

The historical consolidated financial statements for the period July 26, 2013 to December 31, 2013, which are discussed below, include operating results from the acquired gypsum business of Lafarge, which was acquired on August 30, 2013. Prior to August 30, 2013, the Company had no operating activity. As such, unaudited pro forma combined results of operations are presented for the years ended December 31, 2012 and 2013 because management believes they provide a meaningful comparison of operating results, with both periods adjusted for the impact of the Acquisition and our Initial Public Offering.

The historical combined financial statements of the Predecessor, which are discussed below, are prepared in accordance with GAAP and are derived from Lafarge’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to the gypsum operations, and include allocations of expenses from Lafarge. The historical financial statements and pro forma financial statements are not necessarily indicative of future performance or representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Lafarge during the periods prior to the consummation of the Acquisition.

The Predecessor statements of operations include expense allocations for certain corporate functions historically provided by Lafarge. These allocated costs related to corporate administrative expenses, employee related costs, including pensions and other benefits for corporate shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate infrastructural services. The costs of such services have been allocated based on the most meaningful respective allocation methodologies for the service provided, primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs compared to Lafarge and/or its subsidiaries. These allocations are reflected in selling and administrative expenses in the Predecessor statements of operations and totaled $4.9 million for the period January 1 to August 30, 2013 and $7.0 million for the year ended December 31, 2012.

Included in the allocations for the Predecessor are $3.0 million for the period January 1, to August 30, 2013, and $3.6 million for the year ended December 31, 2012, representing payments to Lafarge for use of the Lafarge brand under the master brand agreements which are not incurred by us as a public company. We consider these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense that we would have incurred as a stand-alone company. Actual costs that may have been incurred if we had been a stand-alone public company in 2012 and through August 30, 2013, would depend on a number of factors, including our chosen organizational structure, what functions were outsourced or performed by our employees and strategic decisions made in areas such as information technology systems and infrastructure. See Note 11 to the audited financial statements included in this Annual Report on Form 10-K. As a newly public company, we may incur additional unexpected costs related to our status as a public company.

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

Our primary reportable segment is wallboard, which accounted for approximately 96% of our 2014 and 2013 full year net sales. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Note 15 to the audited financial statements included in this Annual Report on Form 10-K.

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

Factors Affecting our Results

Our net sales are a function of shipped volume and average net selling price. Traditionally, new housing starts have been the most significant driver of U.S. wallboard demand. Starting in 2007, the wallboard industry suffered a dramatic decrease in demand, coinciding with the significant downturn of the U.S. housing market and the associated credit crisis and global recession. U.S. housing starts fell from a cyclical peak of 2.1 million in 2005 to a low of 554,000 in 2009. Correspondingly, U.S. wallboard consumption declined by more than 50% from 36.2 bsf in 2005 to a low of 17.1 bsf in 2010. Pricing across the industry suffered over this period due to the decline in demand. Industry-wide wallboard capacity contracted during the housing downturn from a peak of approximately 39.6 bsf in 2008 to a low of 33.1 bsf in 2012 as producers shuttered older and less efficient facilities or mothballed unneeded capacity. We believe that the U.S. housing market is in the early stages of a recovery. Housing starts reached 0.78 million and 0.93 million in 2012 and 2013, respectively, driving U.S. wallboard consumption to 18.9 bsf and 20.5 bsf in 2012 and 2013, respectively. In 2014 housing starts are estimated to have reached over 1.0 million for the first time since 2007 and wallboard consumption increased to 21.5 bsf. In addition, we increased prices in the first quarter of 2012, 2013 and 2014, and have announced a price increase for the first quarter of 2015. We anticipate that improving market conditions in 2015 will drive continued growth in U.S. wallboard demand, higher industry volumes and continuation of a strong pricing environment.

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, and synthetic gypsum are the other key components of variable manufacturing costs. In total, manufacturing cash costs represented 62% for 2014 and 62% and 61% of our cost of goods sold for 2013 and 2012 on a pro forma basis, respectively. Depreciation and amortization represented 16%, 16% and 20% of our cost of goods sold for 2014 and, on a pro forma basis, 2013 and 2012, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our cost of goods sold, or approximately 22%, 22% and 19% of our cost of goods sold for 2014 and, on a pro forma basis, 2013 and 2012, respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 70%, and 66% and 65% of our manufacturing cash costs for 2014 and, on a pro forma basis, 2013 and 2012, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 30% and, on a pro forma basis, 34% and 35% of manufacturing cash costs for 2013 and 2012, respectively.

We currently purchase substantially all of our paperboard liner from Seven Hills Paperboard LLC, a joint venture that was originally between Lafarge and RockTenn, but was assigned by Lafarge to us effective March 13, 2014. Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices.

We manufacture all of our wallboard products using synthetic gypsum. We purchase almost all of our synthetic gypsum supplies from coal-fired power plants that are easily accessible to our wallboard facilities. To secure our gypsum supplies, we have entered into long-term agreements with major suppliers, with remaining terms (with extensions) ranging from approximately 10 to 35 years. Our supply contracts provide for a base price with escalation provisions. These contracts are generally structured as “take-or-pay” arrangements, where the sellers are required to supply a specified annual amount of gypsum and we are required to buy a specified annual amount, or else, in either case, pay contractual penalties. Our long-term supply agreements fully cover all of our synthetic gypsum needs at current capacity utilization levels, which allows for significant scalability in our wallboard production. In addition, we believe that we would be able to purchase additional synthetic gypsum on the open market to the extent any production increases require it or if market conditions are favorable.

Our manufacturing processes utilize significant amounts of natural gas and electricity. In 2014, the Company entered into four natural gas swap contracts covering slightly less than half of our natural gas demand. We purchase the remaining amount of natural gas and all electricity at spot prices on the open market. We may in the future consider re-implementing a hedging strategy for electricity to the extent warranted by market conditions.

Results of Operations

	Successor		Predecessor		Pro Forma
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Sales	$424,502	$150,066	$252,248	$311,410	$402,314	$311,410
Costs, expenses and other income:	—
Cost of goods sold	330,173	121,335	195,338	289,936	332,773	322,068
Selling and administrative:	—
Direct	33,568	14,953	19,338	27,194	34,806	27,709
Allocated from Lafarge	—	—	4,945	7,037	4,945	7,037

Total selling and administrative	33,568	14,953	24,283	34,231	39,751	34,746

Total costs and operating expenses	363,741	136,288	219,621	324,167	372,524	356,814

Operating income (loss)	60,761	13,778	32,627	(12,757)	29,790	(45,404)
Other expense, net	(5,644)	(21)	(191)	(87)	(212)	(448)
Interest expense, net	(29,069)	(10,542)	(91)	(212)	(23,443)	(23,151)

Income (loss) before losses on equity method investment and income tax	26,048	3,215	32,345	(13,056)	6,135	(69,003)
Earnings (losses) from equity method investment	(113)	—	(30)	(138)	—	—

Income (loss) before income tax	25,935	3,215	32,315	(13,194)	6,135	(69,003)
Income tax (expense) benefit	(10,044)	(1,110)	(130)	352	(1,240)	352

Net income (loss)	$15,891	$2,105	$32,185	$(12,842)	$4,895	$(68,651)

Other financial data:
EBITDA (1)	$115,078	$32,307	$49,513	$23,574	$82,805	$21,559
Adjusted EBITDA (1)	$115,078	39,178	63,904	41,210	102,567	40,695
Capital expenditures	$5,698	2,798	2,506	5,205	5,304	5,205
Wallboard sales volume (million square feet)	2,180	827	1,334	1,903	2,161	1,903
Mill net sales price (2)	$154.77	$143.28	$147.55	$124.02	$145.92	$124.00

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “—Reconciliation of Non-GAAP Measures” below for how we define and calculate EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description of why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

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

Full Year Ended December 31, 2014 (Successor) Compared to Pro Forma Full Year Ended December 31, 2013

Net Sales. Net sales increased by $22.2 million, up 5.5% from $402.3 million for the pro forma year ended December 31, 2013, to $424.5 million for the year ended December 31, 2014 (Successor). The increase was primarily attributable to the increase in the average net selling price for gypsum wallboard, which contributed approximately $24.4 million of additional net sales at constant exchange rates. Total volume growth of 0.9% was driven by a U.S. volume increase of 2.9%, partly offset by a decrease in Canadian volumes. Overall volumes had a $3.5 million favorable impact on net sales. An unfavorable $3.4 million impact of foreign currency, and $2.3 million in lower sales of our other products of contributed to the remaining difference.

Cost of Goods Sold. Cost of goods sold decreased $2.6 million, down 0.8% from $332.8 million for the pro forma year ended December 31, 2013 to $330.2 million for the year ended December 31, 2014 (Successor). Approximately $8.1 million of the decrease was due to one-time lease termination costs incurred in the third quarter of 2013 with no lease termination costs in 2014. Energy costs and freight costs rose by $5.3 million and $3.3 million, respectively. Foreign currency had a favorable impact of $3.1 million on cost of goods sold.

Selling and Administrative Expense. Selling and administrative expense decreased $6.2 million, down 15.6% to $33.6 million for the year ended December 31, 2014 (Successor) compared to $39.8 million for the pro forma year ended December 31, 2013. This decrease was primarily driven by higher non-recurring costs that occurred in 2013 and not in 2014. These non-recurring costs included $3.3 million of Acquisition closing fees and other costs that did not carry over to the Successor, including $2.2 million of pension costs and $3.0 million in master branding agreement costs for the pro forma year ended December 31, 2013. Higher information technology and other costs associated with the transition to being a stand-alone public company, along with $1.2 million of fees paid to Lafarge under the transition services agreement in 2014 (Successor), partially offset this decrease.

Operating (Loss) Income. Operating income increased $31.0 million, from $29.8 million for the pro forma year ended December 31, 2013 to $60.8 million for the year ended December 31, 2014 (Successor). The difference was driven mostly by $22.2 million in higher net sales, $6.2 million in lower selling and administrative expenses and $2.6 million in lower cost of goods sold.

Other (Expense) Income, Net. Other (expense) income, net, was a net expense of $5.6 million for the year ended December 31, 2014 (Successor), compared to other expense, net, of $0.2 million in the pro forma year ended December 31, 2013, primarily due to the $3.1 million prepayment premium for the repayment of the Second Lien Credit Agreement and a $2.0 million payment of termination fees to affiliates of Lone Star in connection with the termination of our asset advisory agreement.

Interest Expense, Net. Interest expense increased $5.7 million from $23.4 million for the pro forma year ended December 31, 2013 to $29.1 million for the year ended December 31, 2014 (Successor). The increase is primarily due to a write-off of original issue discount and deferred financing fees associated with the early repayment of the Second Lien Credit Agreement on February 10, 2014. The effect of the write-off was offset by a reduction of the interest rate on the debt related to the First Lien Credit Agreement in 2014, in connection with achieving lower leverage ratios and to a credit rating upgrade by Moody’s (See Note 13 to the audited financial statements included in this Annual Report on Form 10-K). Interest expense in 2014 was further reduced as a result of lower borrowings in the year due to $62 million of principal payments throughout the year.

Income Tax Benefit (Expense). Income tax expense was $10.0 million for the year ended December 31, 2014 (Successor). A valuation allowance of $0.4 million related to Canadian activities was recorded at December 31, 2014. Income tax expense for the pro forma year ended December 31, 2013 was $1.2 million due to the benefit of net operating losses that had been previously reserved with a valuation allowance. No valuation allowance was recorded as of December 31, 2013 as management concluded that it was more likely than not that the tax asset would be realized.

Net income. Net income increased $11.0 million, from $4.9 million for the pro forma year ended December 31, 2013 to $15.9 million for the year ended December 31, 2014 (Successor). The increase was due to higher net sales price in 2014 and non-recurring charges in 2013, partially offset by higher energy costs, depreciation and amortization and interest expense in 2014.

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

Pro forma net income (loss) . Pro forma net income for the year ended December 31, 2013 was $4.9 million compared to a pro forma loss of $68.7 million for 2012. The improved performance was primarily due to higher prices and volumes along with lower costs for paperboard liner.

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

At the closing of the Acquisition, we entered into a transitional services agreement, under which Lafarge provided certain services to us that were previously provided when we were wholly owned by Lafarge for fees specified in that agreement. The services included corporate services, such as information technology, accounting and finance services, marketing support, customer support, treasury, facility and other corporate and infrastructural services. The transitional services agreement was terminated in the fourth quarter of 2014 as we transitioned these activities to our own organization. As a newly public company, we may incur additional unexpected costs related to our status as a public company.

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

Continental Building Products, Inc.

Pro Forma Combined Statement of Operations

Full Year Ended December 31, 2012

(Unaudited)

(in thousands)	Predecessor
	Year Ended December 31, 2012	Pro Forma Adjustments		December 31, 2012 Pro forma
Net Sales	$311,410	$—		$311,410
Costs, expenses and other income:
Cost of goods sold	289,936	32,132	(a)	322,068
Selling and administrative:
Direct	27,194	515	(b)	27,709
Allocated from Lafarge	7,037	—		7,037

Total selling and administrative	34,231	515		34,746

Total costs and operating expenses	324,167	32,647		356,814
Operating income	(12,757)	(32,647)		(45,404)
Other (expense) income, net	(87)	(361	)(c)	(448)
Interest expense, net	(212)	(22,939	)(d)	(23,151)

Income (loss) before earnings (losses) on equity method investment and income tax	(13,056)	(55,947)		(69,003)

Earnings (losses) from equity method investment	(138)	138	(e)	—

Income (loss) before income tax benefit	(13,194)	(55,809)		(69,003)
Income tax (expense) benefit	352	—	(f)	352

Net income (loss)	$(12,842)	$(55,809)		$(68,651)

See accompanying notes to the pro forma statements of operations.

Notes to the unaudited pro forma statements of operations:

(a)	Purchase Accounting

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

In conjunction with our Initial Public Offering that we completed in February 2014, we granted approximately 142,000 stock options and 75,000 restricted shares to employees. The fair value of the restricted shares is based on the share price on the date of grant, which was the offering price of $14.00 per share. The fair value of the stock options was determined using the Black Scholes option pricing model as described in Note 16 to the audited financial statements included in this Annual Report on Form 10-K. The unaudited combined statements of operations reflect compensation expense for this award assuming the awards were granted on January 1, 2012. Pro forma compensation expense of $0.5 million has been recognized in selling and administrative expense for 2013 and 2012 based on a vesting period of four years.

(c)	Debt modification

Represents third party fees incurred in connection with debt upsizing.

(d)	Debt financing

In connection with the Acquisition, we entered into a $320 million First Lien Credit Agreement that also included a revolving credit facility of up to $50 million U.S. dollars, and a $120 million Second Lien Credit Agreement. At the closing of the Acquisition, US $28.5 million was borrowed under the Revolver. On December 2, 2013, we entered into amendments to the First Lien Credit Agreement and the Second Lien Credit Agreement pursuant to which we issued additional term loans in an aggregate principal amount of $95 million under the First Lien Credit Agreement and $35 million under the Second Lien Credit Agreement with the proceeds distributed as a return of capital to our owner, Lone Star. On February 10, 2014, we used the proceeds from our Initial Public Offering to completely repay the $155 million due under the Second Lien Credit Agreement. For our pro forma statements of operations, all three of these events are assumed to have happened on January 1, 2012 and result in the unaudited pro forma combined statements of operations reflecting an adjustment for interest expense and the amortization of deferred financing costs on the $415 million First Lien Term Loans and approximately $28.5 million Revolver borrowings. Incremental pro forma interest expense was $12.8 and $22.9 million for 2013 and 2012, respectively.

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

(e)	Interest in Seven Hills

As of the Acquisition and through December 31, 2013, the equity interest in Seven Hills remained with Lafarge. Under the terms of the Asset Purchase Agreement entered into in connection with the Acquisition, Lafarge passed through all of the benefits and burdens of the Joint Venture Agreement and the other operative agreements to us, and our supply of paper from the joint venture continued after the closing of the Acquisition under the same terms and conditions as existed prior to the Acquisition. We elected to measure this financial interest in Seven Hills at fair value and the pro forma combined statements of operations eliminate the equity earnings of this investment. On March 13, 2014, Lafarge assigned its interest in Seven Hills to us.

(f)	Income taxes

Due to our limited history and the history of pre-tax losses generated by the Predecessor, deferred tax benefits were not recorded on the pro forma adjustments.

Reconciliation of Non-GAAP Measures

EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We have presented EBITDA and Adjusted EBITDA as supplemental performance measures because we believe that they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP while isolating the effects of some items that vary from period to period without any correlation to core operating performance and eliminate certain charges that we believe do not reflect our operations and underlying operational performance. We also believe that EBITDA and Adjusted EBITDA are useful to investors because they present a better reflection of our performance as an independent company following the Acquisition and allows investors to view our business through the eyes of management and the board of directors, facilitating comparison of results across historical periods.

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

The following table reconciles operating income to EBITDA and Adjusted EBITDA:

(in thousands)

	Successor	Successor	Predecessor		Pro Forma
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating Income	60,761	13,778	32,627	$(12,757)	$29,790	$(45,404)
Adjustments:
Depreciation and amortization	54,317	18,529	16,886	36,331	53,015	66,963

EBITDA—Non-GAAP Measure	115,078	32,307	49,513	23,574	82,805	21,559
Pension and post-retiree costs retained by Lafarge (a)	—	—	7,636	11,925	7,636	11,925
Master Brand Agreement (b)	—	—	3,004	3,602	3,004	3,602
Special bonus (c)	—	—	—	904	—	904
Spare parts write-off (d)	—	—	—	1,205	—	1,205
Newark lease termination costs (e)	—	—	2,556	—	2,556	—
Co-generation lease termination costs (f)	—	2,075	1,195	—	3,270	—
Acquisition closing costs (g)	—	3,296	—	—	3,296	—
Inventory step-up impacting margin (h)	—	1,500	—	—	—	1,500

Adjusted EBITDA—Non-GAAP Measure	115,078	39,178	63,904	41,210	$102,567	$40,695

(a)	Lafarge retained the pension and post-retiree liabilities related to its gypsum division and no new plans have been established by Continental. The adjustment represents pension and post-retiree benefit costs allocated to the Predecessor.
(b)	Adjusts for the amounts paid to Lafarge under the master brand agreements by Lafarge that were discontinued after the Acquisition.
(c)	Adjusts for special payouts paid by Lafarge related to a retention program due to the process of disposing of its gypsum business.
(d)	Adjusts for the write-off of spare parts related to the closure of the Newark, New Jersey gypsum wallboard plant.
(e)	Adjusts for the payment of a lease termination fee to the Port of Newark related the Newark, New Jersey plant closure.
(f)	Adjusts for the payment of a lease termination fee to discontinue the use of the co-generation power plant.
(g)	Adjusts for the transaction costs associated with the Acquisition.
(h)	Adjusts for step-up to fair value of inventory that increased cost of sales for one month after the Acquisition.

Liquidity and Capital Resources

Prior to the Acquisition on August 30, 2013, our primary source of liquidity was cash from operations and borrowings or advances from Lafarge. Our business used Lafarge’s centralized processes and systems for cash management, payroll and purchasing. As a result, all cash received by the business was deposited in and commingled with Lafarge’s general corporate funds and was not specifically allocated to the business. The combined financial statements for the periods prior to the consummation of the Acquisition therefore reflect a cash sweep or contribution at the end of the relevant fiscal periods and no retained cash balances.

Since the Acquisition, our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements that we entered into in connection with the Acquisition. We believe these sources will be sufficient to fund our planned operations and capital expenditures.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the year ended December 31, 2014 (Successor), for the period July 26 to December 31, 2013 (Successor) and for the Predecessor’s activities for the period January 1, 2013 to August 30, 2013, and the year ended December 31, 2012 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Net cash provided by operating activities	$77,991	$37,357	$24,702	$16,398
Net cash used in investing activities	(7,670)	(705,939)	(2,020)	(4,440)
Net cash (used in) provided by financing activities	(65,621)	680,466	(22,682)	(11,958)
Effect of foreign exchange rates	(895)	(62)	—	—

Net change in cash and cash equivalents	$3,805	$11,822	$—	$—

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $78.0 million for the year ended December 31, 2014 (Successor). Net cash provided by operating activities for the period July 26, 2013 to December 31, 2013 (Successor) was $37.4 million. Net cash provided by operating activities under the Predecessor was $24.7 million for the period from January 1, 2013 through August 30, 2013, up from $16.4 million for the year ended December 31, 2012. This improvement was primarily due to net income being generated in 2013 versus a loss in 2012.

Net Cash Used In Investing Activities

Net cash used in investing activities of the Successor was $7.7 million for the year ended December 31, 2014 and $705.9 million for the period July 26, 2013 to December 31, 2013. The investing activities for the year ended December 31, 2014 primarily reflect capital expenditures and software purchased or developed, partially offset by distributions received from Seven Hills. The investing activities for the period July 26 to December 31, 2013 (Successor) include the $703.1 million purchase price of the Acquisition.

Net cash used in investing activities under the Predecessor was $2.0 million for the period from January 1, 2013 through August 30, 2013, as compared to $4.4 million for the year ended December 31, 2012, primarily reflecting capital expenditures in both periods.

Net Cash Provided by (Used In) by Financing Activities

Net cash used in financing activities of the Successor in 2014 was $65.6 million. In 2014, net proceeds of $151.4 million from the Initial Public Offering were used to repay the Second Lien Credit Agreement. In 2014, approximately $62.0 million was used to make principal payments on the First Lien Credit Agreement. Net cash provided by financing activities was $680.5 million for the period July 26, 2013 to December 31, 2013 (Successor) and reflects the net proceeds received to fund the Acquisition of the gypsum division of Lafarge and increased borrowings in December 2013 to distribute as a return of capital to our sponsor, Lone Star. Lone Star originally contributed $265.0 million in equity to the Company as of August 30 2013, reduced by $130.0 million from the return of capital on December 2, 2013. Proceeds from the issuance of long-term debt under the First and Second Lien Credit Agreements totaled $565.0 million, net of original issuance discount. The amount drawn on the revolving credit facility as of August 30, 2013 was reduced to zero through the use of cash from operations. The financings resulted in the payment of debt issuance costs of $18.5 million. Net cash used in financing activities under the Predecessor was $22.7 million for January 1, 2013 to August 30, 2013, up from $12.0 million for the year ended December 31, 2012, representing distributions to Lafarge in both periods. The increase in distributions to Lafarge was due to improved operating cash flows.

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

All of our capital expenditures have been for sustaining purposes in the periods presented. Capital expenditures made by the Successor in 2014 were $5.7 million and $2.8 million in the period July 26, 2013 to December 31, 2013. In the Predecessor periods, capital expenditures were $2.5 million from January 1, 2013 to August 30, 2013 and were $5.2 million for 2012.

Credit Facilities

First Lien Credit Agreement

On August 30, 2013, we and our subsidiary OpCo entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent. On December 2, 2013, we and OpCo entered into an amendment to the first lien credit agreement. We refer to the first lien credit agreement as amended by such amendment as the First Lien Credit Agreement. The First Lien Credit Agreement provides OpCo a term loan facility at an initial amount of $415.0 million and a U.S. dollar revolving loan facility, or USD Revolver, of $40.0 million and a Canadian dollar and/or U.S. dollar revolving facility, or CAD Revolver, which, together with the USD Revolver, we refer to as the Revolver, of $10.0 million (such aggregate $50.0 million revolving facilities together, the “Revolver”), which may be borrowed by OpCo or by its subsidiary, Continental Building Products Canada Inc., or CBP Canada, in Canadian dollars or U.S. dollars.

Rates of interest on amounts borrowed under the First Lien Credit Agreement are based on, at our option, either the USD London Interbank Offer Rate, or LIBOR (in the case of borrowings denominated in U.S. dollars), the Canadian Dealer Offered Rate, or CDOR (in the case of borrowings denominated in Canadian dollars), or an alternate base rate, as applicable to the borrowing, plus an applicable margin rate, in each case. The initial margin rate was equal to 3.75% with respect to LIBOR First Lien Term Loans borrowings, 2.75% with respect to alternate base rate First Lien Term Loans borrowings, 3.00% with respect to LIBOR or CDOR Revolver borrowings, or 2.00% with respect to alternate base rate Revolver borrowings. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of our achievement of a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, as calculated pursuant to the First Lien Credit Agreement, remains below four. The margin applicable to the borrowing was further reduced in the third quarter of 2014 by 25 basis points to 3.00% after we achieved a B2 rating with a stable outlook by Moody’s and this rate will remain in effect as long as we maintain this rating and outlook or better.

The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.7% at December 31, 2014.

Under the terms of the First Lien Credit Agreement, OpCo is required to repay the First Lien Term Loans in 27 consecutive quarterly installments of $1,037,500, beginning on December 31, 2013, and a final installment on August 28, 2020 in an amount equal to the aggregate principal amount of all First Lien Term Loans under the First Lien Credit Agreement outstanding on such date. During 2014, OpCo pre-paid $59.9 million of principal payments and no further mandatory principal payments are required until the final payment of $352.0 million due on August 28, 2020. As of December 31, 2014 and 2013, there were no amounts outstanding under the Revolver and there was $352.0 million and $414.0 million, respectively, in outstanding First Lien Term Loans. As of December 31, 2014 and 2013, OpCo’s undrawn borrowing availability under the USD Revolver was $35.2 million and $37.6 million, respectively, and OpCo’s undrawn borrowing availability under the CAD Revolver was $10.0 million. The First Lien Credit Agreement contains restrictive covenants, which require OpCo and its restricted subsidiaries to maintain a specific total leverage ratio, or Financial Covenant, and contains certain restrictions on us, OpCo and its restricted subsidiaries with respect to indebtedness and guarantees, liens, acquisitions, consolidations and mergers, changes of control, sales of certain assets, dividends and other distributions, loans and advances, optional payments and modifications of junior debt instruments, affiliate transactions, sales and leasebacks, negative pledge clauses, restrictions on restricted subsidiary distributions, lines of business, our activities and modifications of agreements. The Financial Covenant is in effect if, on the last day of a fiscal quarter, the amount of outstanding Revolver usage (including the face amount of any letters of credit issued under the First Lien Credit Agreement) exceeds 25% of the aggregate commitments under the Revolver at such time. When in effect, the Financial Covenant in the First Lien Credit Agreement requires OpCo and its restricted subsidiaries to maintain, at the end of each fiscal quarter, a total ratio of consolidated total debt to consolidated EBITDA for the previous 12-month period, as each such term is defined by the First Lien Credit Agreement, equal to or less than a level that varies over the term of the First Lien Credit Agreement from 6.00 to 1.00 to 5.00 to 1.00. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than 25% of the aggregate commitments under the Revolver at December 31, 2014, the Financial Covenant was not applicable for the fourth quarter of 2014.

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

Second Lien Credit Agreement

On August 30, 2013, we and OpCo entered into a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent. On December 2, 2013, we and OpCo entered into an amendment to the second lien credit agreement. We refer to the second lien credit agreement as amended by such amendment as the Second Lien Credit Agreement. The Second Lien Credit Agreement provided OpCo a term loan facility, or the Second Lien Term Loans, of $155.0 million. Rates of interest on amounts borrowed under the Second Lien Credit Agreement were based on, at OpCo’s option, either the LIBOR or an alternate base rate, plus an applicable margin rate, in each case. As of December 31, 2013, the weighted average effective interest rate for the Second Lien Term Loans was 9.4%.

As part of the use of proceeds from our Initial Public Offering, on February 10, 2014, all amounts outstanding under the Second Lien Term Loan were repaid and are no longer outstanding.

Contractual Obligations and Other Long-Term Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2014:

(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases (1)	$6,329	$1,743	$1,293	$1,183	$616	$1,494	$—
Purchase commitments:
Synthetic gypsum (2)	125,626	16,624	15,622	15,698	16,044	16,529	45,109
Paper (3)	29,687	13,194	13,194	3,299	—	—	—
Natural gas (4)	861	861	—	—	—	—	—
IT and other professional services (5)	2,114	1,172	471	404	67	—	—
Long-term debt	351,988	—	—	—	—	—	351,988
Interest on indebtedness (6)	80,957	14,275	14,314	14,275	14,275	14,275	9,543

Total commitments	$597,562	$47,869	$44,894	$34,859	$31,002	$32,298	$406,640

(1)	Operating lease payments reflect the minimum payments over the non-cancelable lease terms of the associated lease.
(2)	Reflects estimated minimum payments for synthetic gypsum over the contract terms, including transport.
(3)	We purchase paper under a long-term contract that specifies a two-year termination notice requirement from the anniversary date of the contract. RockTenn has the option to require us to purchase paper for up to an additional two years subsequent to termination. The table reflects the estimated minimum payments due as of December 31, 2014, assuming a notice of cancellation was delivered on that date and no exercise by Rock-Tenn of its option.
(4)	Represents minimum notional gas purchase commitment under contract.
(5)	Represents commitments for data center, warehouse facilities and other.
(6)	See Note 13 to our audited financial statements included elsewhere in this Annual Report on Form 10-K. Interest on indebtedness is calculated based on interest rates in effect at December 31, 2014.

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

Off-Balance Sheet Arrangements

With the exception of letters of credit of approximately $4.8 million at December 31, 2014, we have no off-balance sheet arrangements.

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

Goodwill and Intangible Assets

The goodwill reflected in the Successor financial statements at December 31, 2014 and 2013 relates to the Acquisition of the gypsum operations from Lafarge on August 30, 2013.

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

At December 31, 2014 and 2013, we had $119.9 million of goodwill, which resulted from the acquisition of the gypsum operations from Lafarge. All goodwill is associated with our wallboard reporting unit. On an annual basis, we measure the fair value of our wallboard reporting unit on a qualitative basis or by using a discounted cash flow approach that estimates the projected future cash flows to be generated by the reporting unit, using a discount rate reflecting the weighted average cost of capital for a potential market participant. We perform our annual goodwill impairment test on the first day of our fiscal fourth quarter. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value.

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

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our wallboard reporting unit exceeded the carrying amount as of October 1, 2014 and 2013 and, therefore, no goodwill impairment existed. We relied on a qualitative assessment to reach this conclusion. As a result, the second step of the goodwill impairment test was not required to be completed.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements are included throughout this Annual Report on Form 10-K, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	disruptions to our supply of paperboard liner, including termination of the RockTenn contract;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal controls over financial reporting;

•	increased costs and demands on management as a public company;

•	our lack of public company operating experience;

•	our relationship, and actual and potential conflicts of interest, with Lone Star; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk associated with our input costs. We use derivative instruments to manage selected commodity price and interest rate exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of December 31, 2014, we had $15.6 million in cash and cash equivalents. The interest expense associated with First Lien Term Loan and any loans under the Revolver will vary with market rates. We paid down the Second Lien Term Loan in full with the proceeds from our Initial Public Offering, and it is no longer outstanding.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1% and the Second Lien Term Loan has been terminated. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of December 31, 2014, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by $1.0 million for the full year 2014.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 8%, 10%, 12%, and 12% of our sales for the year ended December 31, 2014 (Successor) and for the periods July 26, 2013 to December 31, 2013 (Successor), January 1, 2013 to August 30, 2013 (Predecessor) and year ended December 31, 2012 (Predecessor), respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.4 million based on 2014 Successor results. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

Commodity Price Risk

Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. For natural gas, we had a fixed price instrument during 2011 that expired in 2012. In 2014, the Company entered into four natural gas swap contracts covering slightly less than half of our natural gas demand. Other than the natural gas contract described above we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of December 31, 2014, the Company’s derivatives were in a $0.9 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2014, the Company had no collateral posted with its counterparties related to the derivatives.

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

CONTINENTAL BUILDING PRODUCTS, INC. (SUCCESSOR) and

GYPSUM DIVISION OF LAFARGE NORTH AMERICA INC. (PREDECESSOR)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Continental Building Products, Inc.

We have audited the accompanying consolidated balance sheets of Continental Building Products, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2014 and the period from July 26, 2013 to December 31, 2013. We have also audited the accompanying combined statements of operations, comprehensive income (loss), changes in net parent investment, and cash flows of the Gypsum division of Lafarge North America Inc. (the “Predecessor”) for the period from January 1, 2013 to August 30, 2013 and for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Building Products, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, and for the period from July 26, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the combined results of the Predecessor’s operations and cash flows for the period from January 1, 2013 to August 30, 2013 and the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

February 25, 2015

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) STATEMENTS OF OPERATIONS

	Successor		Predecessor
(in thousands, except share data and per share amounts)	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Net Sales	$424,502	$150,066	$252,248	$311,410
Costs, expenses and other income:	—
Cost of goods sold	330,173	121,335	195,338	289,936
Selling and administrative:
Direct	33,568	14,953	19,338	27,194
Allocated from Lafarge	—	—	4,945	7,037

Total selling and administrative	33,568	14,953	24,283	34,231

Total costs and operating expenses	363,741	136,288	219,621	324,167

Operating income (loss)	60,761	13,778	32,627	(12,757)
Other expense, net	(5,644)	(21)	(191)	(87)
Interest expense, net	(29,069)	(10,542)	(91)	(212)

Income (loss) before losses on equity method investment and income tax	26,048	3,215	32,345	(13,056)
Earnings (losses) from equity method investment	(113)	—	(30)	(138)

Income (loss) before income tax	25,935	3,215	32,315	(13,194)
Income tax (expense) benefit	(10,044)	(1,110)	(130)	352

Net income (loss)	$15,891	$2,105	$32,185	$(12,842)

Net income per share:
Basic	$0.37	$0.07	N/A	N/A
Diluted	$0.37	$0.07	N/A	N/A
Weighted average shares outstanding:
Basic	42,940,849	32,304,000	N/A	N/A
Diluted	42,952,022	32,304,000	N/A	N/A

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Net income (loss)	$15,891	$2,105	$32,185	$(12,842)
Foreign currency translation adjustment	(1,939)	(254)	2,707	(1,197)
Loss on derivatives qualifying as cash flow hedges, net of tax	(867)	—	—	—
Other comprehensive income (loss)	(2,806)	(254)	2,707	(1,197)

Comprehensive income (loss)	$13,085	$1,851	$34,892	$(14,039)

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	As of December 31, 2014	As of December 31, 2013
Assets
Cash	$15,627	$11,822
Receivables, net	40,152	32,328
Inventories	29,564	28,120
Prepaid and other current assets	8,330	4,523
Deferred taxes, current	3,157	2,137

Total current assets	96,830	78,930
Property, plant and equipment, net	353,652	383,625
Customer relationships and other intangibles, net	110,809	126,126
Goodwill	119,945	119,945
Equity method investment	10,919	—
Financial interest in Seven Hills	—	13,000
Debt issuance costs	8,826	17,800
Deferred taxes, non-current	—	950

Total Assets	$700,981	$740,376

Liabilities and equity
Accounts payable	$24,561	$28,126
Accrued and other liabilities	11,428	11,325
Notes payable, current portion	—	4,150

Total current liabilities	35,989	43,601
Deferred taxes and other long-term liabilities	12,494	—
Notes payable, non-current portion	349,125	559,924

Total liabilities	397,608	603,525

Equity
Undesignated preferred stock, par value $0.001 per share;
10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized, 44,069,000 and 32,304,000 shares issued and outstanding at December 31, 2014 and 2013,respectively	44	32
Additional paid-in capital	288,393	134,968
Accumulated other comprehensive loss	(3,060)	(254)
Accumulated earnings	17,996	2,105

Total equity	303,373	136,851

Total liabilities and equity	$700,981	$740,376

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) STATEMENTS OF CASH FLOWS

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net income (loss)	$15,891	$2,105	$32,185	$(12,842)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,317	18,529	16,886	36,331
Bad debt expense	413
Amortization of debt issuance costs and debt discount	9,210	808	—	—
Loss on disposal of property, plant and equipment	—	199	1,115	87
Loss from equity method investment	113	—	30	138
Share based compensation	797	—	—	—
Deferred taxes	11,105	(3,087)	182	190
Change in assets and liabilities:
Receivables	(8,268)	(451)	(8,655)	(12,338)
Inventories	(1,645)	8,268	(5,827)	(154)
Prepaid expenses and other current assets	(783)	(2,509)	(1,783)	(133)
Other long-term assets	—	—	429	—
Accounts payable	(3,805)	2,777	(5,738)	5,396
Accrued and other current liabilities	(665)	10,718	(3,996)	(109)
Other long term liabilities	1,311	—	(126)	(168)

Net cash provided by operating activities	77,991	37,357	24,702	16,398

Cash flows from investing activities:
Capital expenditures	(5,698)	(2,798)	(2,506)	(5,205)
Acquisition of predecessor	—	(703,141)	—	—
Software purchased or developed	(3,940)	—	—	(27)
Proceeds from the sale of property, plant, and equipment	—	—	—	21
Capital contributions to equity method investment	—	—	(66)	(84)
Distributions from equity method investment	1,968	—	552	855

Net cash used in investing activities	(7,670)	(705,939)	(2,020)	(4,440)

Cash flows from financing activities:
Capital distribution to Lafarge NA, net	—	—	(22,682)	(11,958)
Capital contribution from Lone Star Funds	—	265,000	—	—
Proceeds from issuance of long-term debt, net of original issue discount	—	564,965
Net proceeds from issuance of common stock	151,354	—	—	—
Principal payments for First Lien Credit Agreement	(61,975)	(1,038)	—	—
Repayment of Second Lien Credit Agreement	(155,000)	—	—	—
Return of capital to Lone Star Funds	—	(130,000)	—	—
Debt issuance costs	—	(18,461)	—	—

Net cash (used in) provided by financing activities	(65,621)	680,466	(22,682)	(11,958)

Effect of foreign exchange rates on cash and cash equivalents	(895)	(62)	—	—
Net change in cash and cash equivalents	3,805	11,822	—	—
Cash, beginning of period	11,822	—	—	—

Cash, end of period	$15,627	$11,822	$—	$—

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR)/ COMBINED (PREDECESSOR) STATEMENTS OF

CHANGES IN EQUITY/NET PARENT INVESTMENT

(in thousands, except share data)

Predecessor				Accumulated Net Contributions from Parent	Accumulated Other Comprehensive Income (Loss)	Total Net Parent Investment
				(in thousands)
Balance at December 31, 2011				$539,288	$(4,363)	$534,925
Net loss				(12,842)	—	(12,842)
Foreign currency translation adjustments				—	(1,197)	(1,197)
Net transfers to Parent				(10,653)	—	(10,653)

Balance at December 31, 2012				$515,793	$(5,560)	$510,233
Net transfers to Lafarge NA (parent)				(21,846)	—	(21,846)
Net income				32,185	—	32,185
Foreign currency translation adjustments				—	2,707	2,707

Balance at August 30, 2013				$526,132	$(2,853)	$523,279

				Accumulated
Successor	Common Stock Shares	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Earnings	Total Equity
Balance at July 26, 2013		$—	$—	$—	$—	$—
Capital contribution from Lone Star Funds	32,304,000	32	264,968	—	—	265,000
Return of capital to Lone Star Funds	—	—	(130,000)	—	—	(130,000)
Net income	—	—	—	—	2,105	2,105
Foreign currency translation adjustments	—	—	—	(254)	—	(254)

Balance at December 31, 2013	32,304,000	$32	$134,968	(254)	2,105	$136,851
Net income		—	—	—	15,891	15,891
Proceeds from the Initial Public Offering	11,765,000	12	151,342	—	—	151,354
Tax impact of the Initial Public Offering	—	—	1,286	—	—	1,286
Share-based compensation	—	—	797	—	—	797
Foreign currency translation adjustments	—	—	—	(1,939)	—	(1,939)
Gain (loss) on derivatives qualifying as cash flow hedges	—	—	—	(867)	—	(867)

Balance at December 31, 2014	44,069,000	$44	$288,393	(3,060)	17,996	$303,373

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) NOTES TO THE FINANCIAL STATEMENTS

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, the “Company”, or the “Successor”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the year ended December 31, 2014 and for the period July 26, 2013 to September 30, 2013 contain activity of the acquired business (the “Successor”) and the combined financial statements for the period January 1, 2013 to August 30, 2013 and the year ended December 31, 2012 include the historical accounts of the gypsum division of Lafarge N.A. (the “Predecessor”).

The Company manufactures gypsum wallboard related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.

The Acquisition

On June 24 2013, Lone Star Fund VIII (U.S.), L.P., (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, “Lone Star”), entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.

Initial Public Offering

On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock at an offering price of $14.00 per share (the “Initial Public Offering). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star (See Note 11, Related Party Transactions). The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 13, Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol “CBPX”.

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

The fair value of accounts receivables acquired was $31.9 million (included in total current assets above), with the gross contractual amount being $33.3 million. The Company expects $1.4 million to be uncollectible. There were no loss contingencies identified as part of the Acquisition. The total Purchase Price remained the same as the one previously provided for the year ended December 31, 2013. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Company. These come from the synergies that are obtained in operating the plants as part of a network, versus individually, and from an experienced employee base skilled at managing a process driven manufacturing environment. We expect the goodwill will be deductible for income tax purposes.

The following represents the unaudited pro forma income statement as if the Acquisition had occurred on January 1, 2012:

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

Earnings Per Share

Earnings per share for the period from July 26, 2013 to December 31, 2013 are calculated after taking into account the 32,304 for one stock split that occurred on February 3, 2014. For the year ended December 31, 2014, basic earnings and loss per share are based on the weighted average number of shares of common stock outstanding assuming the 32,304 for one stock split occurred as of January 1, 2014 and the issuance of 11,765,000 new shares on February 10, 2014 in connection with the Initial Public Offering. Diluted earnings and loss per share are based on the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted stock awards and stock options.

The following is a reconciliation of the share amounts included in basic and diluted earnings per share computations:

	Year Ended December 31, 2014	July 26 - December 31, 2013
Weighted average shares outstanding used to computed basic earnings per share	42,940,849	32,304,000
Dilutive effect of Restricted Stock Units	11,173	—
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	42,952,022	32,304,000

The effect of 142,000 stock options was excluded from the computation of earnings per shares as the effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the period from July 26, 2013 to December 31, 2013.

Cost of Goods Sold and Selling and Administrative Expenses

Cost of goods sold includes costs of production, depreciation, inbound freight charges for raw materials, outbound freight to customers, purchasing and receiving costs, inspection costs, warehousing at plant facilities, and internal transfer costs. Costs associated with third-party warehouses are included in selling and administrative expenses. Selling and administrative costs also include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury, other general corporate services and amortization of software development cost.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for operations in the United States and the Canadian dollar for our operations in Canada. The assets and liabilities of our Canadian operations are translated at the exchange rate prevailing at the balance sheet date. Related revenues and expense accounts for the Canadian operations are translated using the average exchange rate during the year. Cumulative foreign currency translation adjustment of $2.2 million, $0.3 million and $5.6 million at December 31, 2014 and 2013 (Successor), and December 31, 2012 (Predecessor), respectively, is included in “Accumulated Other Comprehensive Loss” in the Balance Sheets and in the Consolidated (Successor) / Combined (Predecessor) Statements of Changes in Equity.

Cash

Cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase maintained at financial institutions in the United States and Canada. At times the amounts may exceed federally insured deposit limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk related to demand deposits.

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

The Company’s significant customers, as measured by percentage of total revenues for the periods presented, were as follows:

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Customer A	15%	12%	15%	15%

The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	Successor
	Year Ended December 31, 2014	Year Ended December 31, 2013
Customer A	23%	27%

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

We capitalize interest during the active construction of major projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. There was no interest capitalized during the years ended December 31, 2014, 2013, or 2012.

Impairment or Disposal of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with the provisions of Accounting Standards Codification 360 Property, Plant and Equipment (“ASC 360”). ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for its products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

We assess impairment of our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. At December 31, 2014, we grouped the wallboard plants and a warehouse facility as an asset group. The plants within each group were used together to generate cash flows. Our two joint compound plants were also grouped as an asset group.

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

Intangible assets that are deemed to have definite lives are amortized over their useful lives. The cost of internal-use software purchased or developed internally, is accounted for in accordance with ASC 350-40, Internal-Use Software. The weighted average useful life of capitalized software is 3 years. Amortization of customer relationships is done over a 15 year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks identified as having definite lives are amortized on a straight-line basis over the estimated useful life of 15 years.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2014 and 2013, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

At December 31, 2013, we recorded at fair value our financial interest in Seven Hills. We determined the fair value of this financial asset using the discounted cash flow method using assumptions derived from significant unobservable inputs and accordingly this valuation falls into Level 3 in the fair value hierarchy. The fair value of this asset at December 31, 2013 was $13.0 million. The significant unobservable input used in the fair value measurement of our financial interest is a discount rate which was estimated to be 16%.

The only assets or liabilities the Company had at December 31, 2014 that are recorded at fair value on a recurring basis is the interest rate cap that the Company entered into on March 31, 2014 that had a fair value of $0.03 million as of December 31, 2014 and natural gas hedges that had a negative fair value of $1.4 million at December 31, 2014. Our Level 2 fair value derivative instruments consist of interest rate swaps and natural gas hedges for which market-based pricing inputs are observable. Generally, we obtain our Level 2 pricing inputs from our counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

No derivative contracts were outstanding as of December 31, 2013.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired.

There were no fair value adjustments for assets and liabilities measured on a non-recurring basis. The Company discloses fair value information about financial instruments for which it is practicable to estimate that value.

Environmental Remediation Liabilities

When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred.

Income Taxes

For the Predecessor financial statements, the provision for income taxes is calculated as if the Company completed a separate tax return apart from its Parent, although the Company was included in the Parent’s U.S. federal and state income tax returns and non-U.S. (Canada) jurisdiction tax returns. As of the date of Acquisition, the Successor financial statements reflect a new tax basis of accounting and the Company is a tax filer independent of Lafarge N.A. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors based on the estimated fair value of the award generally determined on the date of grant. The associated expense, net of estimated forfeitures, is generally recognized ratably over the requisite service period, which is generally the vesting period of the award.

Collective Bargaining Agreement

Our employees at our Buchanan wallboard plant, representing approximately 14% of our workforce, are represented by two unions. While our collective bargaining agreement with the employees represented by one of the unions at our Buchanan plant expired on November 30, 2014, these employees are still considered unionized. Employees represented by that union voted on February 17, 2015 to accept a contract proposal, and we expect a contract to be signed on the basis of that proposal. Our collective bargaining agreement with the second union was set to expire on November 30, 2014, but has been extended through March 13, 2015. We continue to engage in negotiations with the second union. We believe our relationship with our unionized employees is positive and to date there have been no work disruptions as a result of the expiration of the collective bargaining agreement. Our remaining employees are non-union. We believe our relationships with both our union and non-union employees are good.

Defined Contribution Pension Plans—Successor

Subsequent to the Acquisition by Lone Star, the Company’s employees can participate in a 401K defined contribution pension plan. The Company contributes funds into this plan depending on each employee’s years of service and subject to certain limits. For the period ended December 31, 2014, the Company recorded an expense of $1.9 million for these contributions. From July 26, 2013 to December 31, 2013, the Company recorded an expense of $0.5 million.

Defined Benefit Pension Plans and Other Post-Retirement Benefits—Predecessor

Prior to the Acquisition by Lone Star, the Company’s salaried employees and union hourly employees participated in defined benefit pension plans sponsored by the Parent. These plans include other Parent employees that are not employees of the Company. The Parent also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Company. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, co-payment and payments made by government programs and other group coverage. The Company recorded approximately $11.9 million for the year ended December 31, 2012 in pension and other post-retirement benefits expense related to its employees, which has been reflected within “Cost of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations. The related pension and post-retirement benefit liability has not been allocated to the Company and has not been presented in the accompanying Combined Balance Sheets since the obligation remained a liability of Lafarge N.A after the Acquisition of the Company by Lone Star.

Revenue Recognition

Revenue from the sale of gypsum products is recorded when title and ownership are transferred upon shipment of the products. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net sales,” and costs incurred for shipping and handling are classified as “Cost of goods sold” in the Consolidated/Combined Statements of Operations. The revenues reported in these financial statements relate to specifically identifiable historical activities of the plants, warehouses, and other assets that comprise the Company. We record estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives, in the period in which the sale occurs.

Derivative Instruments

The company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond two years. All derivative instruments must be recorded on the balance sheet at fair value.

Currently, we are using natural gas swap contracts to hedge manage commodity price increase exposure. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of the changes in the fair value of the derivative is recorded in cost of goods sold. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transaction affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

In addition, we are using an interest rate cap to protect against extreme market interest rate changes. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments. The hedge is being accounted for as a cash flow hedge. Changes in the time value of the interest rate cap are reflected directly in earnings through “other income/expense” in non-operating income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017 and requires retroactive application on either a full or modified basis. Early application is not permitted. The Company is currently evaluating ASU 2014-09 to determine its impact on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: Presentation of Financial Statements— Going Concern (Subtopic 205-40). This ASU defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, it requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The provisions of ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The ASU should be applied on a prospective basis. The Company believes the adoption of this ASU will not have a material impact on our disclosures.

3. Receivables

Receivables consist of the following ( in thousands ):

	As of December 31, 2014	As of December 31, 2013
Trade receivables	$42,460	$34,065
Total Allowances	(2,308)	(1,737)

Total receivables, net	$40,152	$32,328

Trade receivables are recorded net of credit memos issued during the normal course of business.

The following reflects a rollforward of the receivable allowances for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Beginning	$(1,737)	$(1,768)	$(1,530)	$(1,357)
Additions	(4,468)	(1,466)	(2,377)	(3,097)
Write-offs	3,897	1,497	2,139	2,924

Ending	$(2,308)	$(1,737)	$(1,768)	$(1,530)

4. Inventories

Inventories consist of the following ( in thousands ):

	As of December 31, 2014	As of December 31, 2013
Finished Products	$4,875	$3,841
Raw Materials	17,010	16,505
Supplies and other	7,679	7,774

Total Inventories	$29,564	$28,120

5. Property, Plant and Equipment

Property, plant and equipment consist of the following ( in thousands ):

	As of December 31, 2014	As of December 31, 2013
Land	$12,930	$12,933
Buildings	111,506	108,737
Plant machinery	269,633	267,146
Mobile equipment	3,448	2,990
Construction in progress	3,165	3,554

Property, plant and equipment, at cost	400,682	395,360
Accumulated depreciation	(47,030)	(11,735)

Total property, plant and equipment, net	$353,652	$383,625

Depreciation expense was $35.3 million for the year ended December 31, 2014 (Successor), $11.7 million for July 26, 2013 to December 31, 2013 (Successor), $16.1 million for January 1, 2013 to August 30, 2013 (Predecessor) and $34.8 million for the year ended December 31, 2012 (Predecessor). Depreciation expense for the Predecessor includes depreciation of certain equipment obtained under a capital lease arrangement.

6. Goodwill

At December 31, 2014 and 2013, the Company had two reporting units, of which only one included goodwill. During 2013, a new basis of accounting was established with the Acquisition of the Company by Lone Star on August 30, 2013, and resulted in a new value of goodwill for the Successor financial statements. In accordance with ASC 350, the Company performed the first step of the goodwill impairment test, by comparing the fair value of the reporting unit with its carrying value. The Company completed qualitative assessments as of October 1, 2013 and 2014 and determined that the fair value of the reporting unit exceeded its carrying value. As a result management concluded that there was no goodwill impairment as of December 31, 2014 and 2013.

7. Software and Other Intangibles

Customer relationships and other intangibles consist of the following ( in thousands ):

(in thousands)	As of December 31, 2014	As of December 31, 2013
Customer relationships	$117,243	$117,919
Purchased and internally developed Software	4,332	11
Trademarks	14,905	14,990

Customer relationshipes and other intangibles, at cost	136,480	132,920
Accumulated amortization	(25,671)	(6,794)

Customer relationshipes and other intangibles, net	$110,809	$126,126

Amortization expense was $19.0 million for the year ended December 31, 2014 (Successor), $6.8 million for July 26, 2013 to December 31, 2013 (Successor), $0.8 million for January 1, 2013 to August 30, 2013 (Predecessor), and $1.6 million for the year ended December 31, 2012 (Predecessor).

Amortization expense related to capitalized software was $0.3 million for the year ended December 31, 2014 (Successor), and $0.3 million for the period January 1, 2013 to August 30, 2013 (Predecessor). CBP did not acquire capitalized software as part of the Acquisition, and capitalized approximately $3.7 million for the year ended December 31, 2014 (Successor) related to internal-use software development costs for a new enterprise resource planning (“ERP”) system. The new ERP system was placed in service in October 2014 and amortization of the software development costs began over a three-year useful life with the expense to be recorded in selling and administrative expense. In addition, CBP capitalized $0.6 million for software purchased from external parties and $0.1 million for the development of a new website.

Based on the intangible assets recorded as of December 31, 2014, amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is expected to be approximately $16.0 million, $13.5 million, $11.6 million, $9.3 million, and $8.4 million, respectively. These amounts may vary as acquisitions and dispositions occur in the future.

8. Accrued and Other Liabilities

Accrued and other liabilities consist of the following ( in thousands ):

(in thousands)	As of December 31, 2014	As of December 31, 2013
Vacation and other employee-related costs	7,945	$2,948
VAT taxes	1,220	942
Income taxes	—	4,197
Other	2,263	3,238

Total accrued and other liabilities	$11,428	$11,325

9. Income Taxes

The components of the income tax (expense) benefit are as follows ( in thousands ):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Current	$1,061	$(4,197)	$(884)	$542
Deferred	(11,105)	3,087	754	(190)

Total income tax (expense) benefit	$(10,044)	$(1,110)	$(130)	$352

The components of income (loss) before income taxes by country are as follows ( in thousands ):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
USA	$27,270	$3,225	$32,509	$(10,858)
Canada	(1,335)	(10)	(194)	(2,336)

Total income (loss) before earnings (losses)on equity method investment and income tax	$25,935	$3,215	$32,315	$(13,194)

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rates primarily as a result of the provision for various state income taxes and due to the valuation allowance recorded against deferred tax assets for the Predecessor.

Taxes computed at the U.S. statutory federal income tax rate of 35% are reconciled to the Company’s effective rate as follows ( in thousands ):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Taxes at the U.S. federal income tax rate	$(9,077)	$(1,125)	$(11,310)	$4,618
U.S./Canadian tax rate differential	(107)	(2)	(19)	(234)
U.S. state and Canadian provincial income taxes,net of federal benefit	(503)	(74)	(1,314)	494
Non-deductible expenses	(46)	(17)	(46)	(80)
Domestic production activities deduction	—	108	—	—
Valuation allowance	(361)	—	12,559	(4,446)
Other	50	—	—	—

Income tax (expense) benefit	$(10,044)	$(1,110)	$(130)	$352

Effective rate	38.73%	34.53%	0.40%	2.67%

Income tax payments made by the Company during 2014 totaled $4.2 million.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The significant components of deferred tax assets and deferred tax liabilities included on the Combined Balance Sheets are (in thousands):

	As of December 31, 2014	As of December 31, 2013
Deferred tax assets:
Reserves and other liabilities	$2,909	$2,137
Tax loss carryforwards	366	—
Acquisition costs and intangibles	1,884	1,533
Other	1,325	136

	6,484	3,806
Less valuation allowance	361	—

Deferred tax assets, net of valuation allowance	6,123	3,806
Deferred tax liabilities:
Depreciation, amortization and other	(14,149)	(719)

Deferred tax liabilities	(14,149)	(719)

Net deferred tax asset (liability)	(8,026)	3,087

Net deferred tax asset, current	$3,157	$2,137
Net deferred tax asset, non-current	$—	$950
Net deferred tax liability, non-current	$(11,183)	$—

The following is a rollforward of the deferred tax valuation allowance for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Balance at the beginning of the period	$—	$—	$43,780	$38,865
Amounts charged to expense	361	—	(12,559)	4,446
Amounts charged to Other Comprehensive Income	—	—		469

Balance at the end of the period	$361	$—	$31,221	$43,780

The Predecessor’s operating results have historically been included in Lafarge N.A.’s combined US Federal and state income tax returns. In addition, the Canadian Predecessor operations have historically been included in Lafarge N.A.’s Canadian Federal and provincial income tax returns. The provisions for income taxes in the Predecessor financial statements have been determined on a separate return basis as if the Company filed its own tax returns. In 2012, the Predecessor generated pre-tax operating losses of $13.2 million, resulting in federal and state tax benefits. For U.S. federal income tax purposes, the Predecessor had unused net operating loss carry-forwards of $111.0 million expiring from 2028 through 2032. For Canadian federal income tax purposes, the Predecessor had no loss carry-forwards available. The income tax benefits related to net operating losses that have been utilized by Lafarge N.A. are reflected in the Predecessor financial statements as a distribution to Lafarge N.A. Management considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the Predecessor’s deferred tax assets will not be realized. Given the losses of the Predecessor over the recent years, the Predecessor had established a valuation allowance relating to a portion of the deferred tax assets in the Predecessor financial statements. None of the net operating loss carry-forward carried forward to CBP as of the Acquisition date with Lone Star. At December 31, 2014, the Company recorded a valuation allowance of $0.4 million related to its Canadian operations. A valuation allowance was not recorded at December 31, 2013, as management concluded realization of the deferred tax assets was more likely than not.

The Successor is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty. The Successor has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance. Penalties and interest, if any, related to uncertain tax positions, are recorded as a component of the income tax provision.

10. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The rent expense for the year ended December 31, 2014 was $4.8 million. The Predecessor terminated the leases at a facility at the Port of Newark prior to the Acquisition by Lone Star. During January 1, 2013 to August 30, 2013 (Predecessor), total rent paid on this lease, including a termination fee, was $4.2 million. Total expenses under operating leases were $1.5 million for July 26, 2013 to December 31, 2013 (Successor). Including Newark, total expenses under operating leases were $7.8 million for January 1, 2013 to August 30, 2013 (Predecessor), and $7.0 million for the year ended December 31, 2012 (Predecessor). The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $72.5 million for the year ended December 31, 2014 (Successor), $23.0 million for July 26, 2013 to December 31, 2013 (Successor), $47.9 million for January 1, 2013 to August 30, 2013 (Predecessor), and $63.8 million for the year ended December 31, 2012 (Predecessor).

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at December 31, 2014 ( in thousands ):

	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$6,329	$1,743	$1,293	$1,183	$616	$1,494	$—
Purchase commitments	158,288	31,851	29,288	19,400	16,112	16,529	45,108

Total commitments	$164,617	$33,594	$30,581	$20,583	$16,728	$18,023	$45,108

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At December 31, 2014 and December 31, 2013, the Successor had outstanding letters of credit of approximately $4.8 million and $2.4 million, respectively. At December 31, 2012, the Predecessor had outstanding letters of credit of approximately $1.4 million.

In January of 2015, a law firm purporting to represent a group of homebuilders sent a letter to us and to other US wallboard manufacturers claiming that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The letter we received also alleges that the manufacturers abolished the use of “job quotes” and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. Finally, the letter says that the firm is prepared to file a lawsuit against us in the event it does not receive a satisfactory response. The Company denies any wrongdoing of the type alleged in the letter and believes the claims are without merit. The Company believes that the claims specified in the letter will not have any material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2014 and 2013, such liabilities are not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

Following the Acquisition, the Company’s sole membership interest holder, LSF8 Gypsum Holdings, L.P., implemented a cash-based long term incentive plan (the “LTIP”), in which participants have the potential to earn a cash payout upon a monetization event (as defined in the LTIP). Potential monetization events include the sale of the Company, an Initial Public Offering where the sponsor reduces its interest to below 50% or at the sponsor’s discretion, or through certain cash distributions as defined in the LTIP. At December 31, 2014, no such monetization events had occurred, and therefore no amounts were accrued in the accompanying balance sheet as of December 31, 2014 and 2013.

11. Related Party Transactions

Allocated Expenses

The Predecessor has been allocated selling and administrative expenses from Lafarge N.A. of $4.9 million for January 1, 2013 to August 30, 2013 and $7.0 million for the year ended December 31, 2012. These costs from Lafarge N.A. had been derived from multiple levels of the organization including shared corporate expenses and fees from the parent of Lafarge N.A. These allocated costs were primarily related to corporate administrative expenses and reorganization costs, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. The costs associated with these services and support functions (indirect costs) have been allocated to the Predecessor using the most meaningful respective allocation methodologies which were primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs of the Predecessor compared to Lafarge N.A. and/or its subsidiaries.

In addition to the allocated selling and administrative expenses noted above, the Predecessor recorded approximately $7.6 million for January 1, 2013 to August 30, 2013 and $11.9 million for the year ended December 31, 2012, in pension and other post-retirement benefits expense related its employees, which has been reflected within “Cost of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations of the Predecessor. The Predecessor’s salaried employees and union hourly employees participate in defined benefit pension plans sponsored by the Parent. These plans include other Lafarge N.A. employees that are not employees of the Predecessor. Lafarge N.A. also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Predecessor. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. The related pension and post-retirement benefit liability has not been allocated to the Predecessor and has not been presented in the accompanying Predecessor balance sheet since the obligation remained a liability of Lafarge N.A. The Successor does not have any pension or postretirement benefit plans in place.

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

Other

Since the Acquisition, the Company has no longer been part of the Lafarge N.A. organization but did have a Transition Services Agreement to help with certain ongoing back-office functions. These functions included, among others, accounting, treasury, tax, and information technology services. Starting in September 2013, the Company paid Lafarge N.A. a fee for these services of $119,000 per month that escalated to $129,700 per month in 2014. These services were terminated as of December 31, 2014.

On August 30, 2013, the Company entered into an advisory agreement with an affiliate of Lone Star to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company paid 110% of actual costs for the services provided. For fiscal year 2014 no services were provided. The agreement was terminated upon the closing of the Initial Public Offering and in connection therewith, the Company paid a termination fee of $2.0 million that is included in non-operating expense.

12. Investment in Seven Hills

The Predecessor was a party to a paperboard liner venture with an unaffiliated third-party named Seven Hills Paperboard, LLC (“Seven Hills”). This venture provided the Predecessor with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements. For the Predecessor financial statements, management evaluated the characteristics of its investment in Seven Hills and concluded that Seven Hills would be deemed a Variable Interest Entity as there was not sufficient equity at risk in Seven Hills. The Predecessor also considered certain characteristics related to control and the power to direct the activities of Seven Hills that most significantly impact Seven Hills’ economic performance, including the significant decisions made by the Managing Board and the involvement of the other investor in managing the day-to-day activities. The Predecessor concluded the Company was not the primary beneficiary. Accordingly, the Predecessor accounted for its investment in Seven Hills under the equity method of accounting.

From the closing of the Acquisition through March 13, 2014, the venture equity ownership remained with Lafarge N.A., although many of the rights and obligations and underlying economics were contractually transferred to the Company in connection with the Acquisition. Based on the allocation of the purchase price paid in the Acquisition, $13.0 million related to the financial interest in the Seven Hills venture was recorded and represents the fair value of the rights retained by the Company after the Acquisition. In the Successor financial statements, the Company elected the option to account for this financial interest at fair value with changes in fair value reflected in earnings during the period in which they occur. The Company elected to measure this financial interest at fair value, as permitted under FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, to better reflect the expected future benefit of the acquired financial interest.

On March 13, 2014, Lafarge N.A. assigned its interest in the joint venture and the joint venture agreement and the other operative agreements to the Company under the same terms and conditions as existed prior to the Acquisition. The Successor evaluated the characteristics of its investment and determined that Seven Hills would be deemed a variable interest entity, but that it did not have the power to direct the principal activities most impacting the economic performance of Seven Hills, and is thus not the primary beneficiary. As such, at this date of transfer the Company recorded the investment at fair value and began accounting for this investment in Seven Hills under the equity method of accounting.

The Company currently has the right to terminate the venture and put its interest to the other investor based on a formula-driven price effective on the anniversary of the commencement date by providing notice two years prior to any such anniversary. Proceeds from such termination would revert to CBP. As of December 31, 2014 and December 31, 2013, the estimated redemption value would be $11.1 million and $13.8 million, respectively.

Paperboard purchased from Seven Hills was $49.7 million for the year ended December 31, 2014 (Successor), $17.6 million for July 26, 2013 to December 31, 2013 (Successor), $33.1 million for January 1, 2013 to August 30, 2013 (Predecessor), and was $43.6 million for the year ended December 31, 2012 (Predecessor). The Company also has certain purchase commitments for paper totaling $29.7 million through 2017.

13. Debt

Debt consists of the following:

(in thousands)	As of December 31, 2014	As of December 31, 2013
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at December 31, 2014 and 3.75% at December 31, 2013	$351,988	$413,962
Second Lien Credit Agreement	—	155,000
Less: Original issue discount (net of amortization)	(2,863)	(4,888)

Total debt	349,125	564,074
Less: Current portion of long-term debt	—	(4,150)

Long-term debt	$349,125	$559,924

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

The maturity dates for the First Lien Credit Agreement and Second Lien Credit Agreement remained the same. The First Lien was increased by $95 million from $320 million to a total $415 million with quarterly principal payments increased from $0.8 million to $1.0 million and the remaining amount due at maturity in 2020. The Second Lien was increased by $35 million from $120 million to $155 million and remains all due at maturity in 2021. Interest remained floating for both liens and the interest rate spread over LIBOR (with a 1% floor) was increased from plus 3.5% to plus 3.75% for the term loan under the First Lien Credit Agreement and from plus 7.5% to plus 7.75% for the term loan under the Second Lien Credit Agreement. Total original issue discount and other fees associated with the amendment of approximately $5 million were paid at closing. Third party debt issuance costs were expensed. In May 2014, the interest rate spread over LIBOR was reduced by 50 basis points, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, remains below four. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s and will remain in effect as long as this rating and outlook are maintained or better.

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company and has principal payments of approximately $1.0 million that are due quarterly. During 2014, CBP pre-paid $59.9 million of principal payments and no further quarterly mandatory principal payments are required until the final payment of $352 million due on August 28, 2020. At December 31, 2014, the annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.7%.

The First Lien Credit Agreement also has a $50 million revolver (the “Revolver”), none of which was outstanding as of December 31, 2014. Interest is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver facility. Availability under the Revolver at December 31, 2014, based on draws and outstanding letters of credit and that there are no violations of covenants, was $45.2 million.

On February 10, 2014, the Company completed the Initial Public Offering and used $152 million of net proceeds from the Initial Public Offering and cash on hand of $6.1 million to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million.

Total interest paid by the Successor for the year ended December 31, 2014 and for the period July 26, 2013 to December 31, 2013 was $19.5 million and $9.5 million, respectively. No significant amounts of interest were paid by the Predecessor.

The table below shows the future minimum principal payments due under the credit agreements.

(in thousands)	Amount Due
2015	—
2016	—
2017	—
2018	—
Thereafter	$351,988

Under the terms of the credit agreements above, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter, beginning with the quarter ending December 31, 2013. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at December 31, 2014, the financial covenant of 6.0 times was not applicable at December 31, 2014.

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

Commodity Derivative Instruments

As of December 31, 2014, the Company had 1,650 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by October 31, 2015. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive income (loss), as of December 31, 2014 was $0.9 million, which is net of a tax amount of $0.5 million. No ineffectiveness was recorded on these contracts during 2014. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

On a pre-tax basis, for the year ended December 31, 2014, approximately $1.4 million of losses were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of gain reclassified from accumulated other comprehensive income into income was $0.1 million. As of December 31, 2014, $0.9 million was recorded in other current liabilities.

Interest Rate Derivative Instrument

At December 31, 2014, the Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a notional amount of $204.9 million, representing 58.2% of the principal amount outstanding under the First Lien Credit Agreement as of December 31, 2014. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015. The objective of the hedge is to protect the cash flows from adverse extreme market interest rate changes for a portion of the First Lien Credit Agreement through March 31, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge.

Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded a $0.2 million loss for the year ended December 31, 2014 (Successor). The fair value of the time value of the interest rate cap of $0.03 million is recorded in other current assets as of December 31, 2014.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of December 31, 2014, the Company’s derivatives were in a $0.9 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2014, the Company had no collateral posted with its counterparties related to the derivatives.

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

Reportable segment information consists of the following ( in thousands ):

	Successor		Predecessor
	Year ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year ended December 31, 2012
Net Sales:
Wallboard	409,408	144,689	240,225	295,282
Other	15,094	5,377	12,023	16,128

Total net sales	424,502	150,066	252,248	311,410

Operating income (loss):
Wallboard	60,080	14,162	32,699	(11,814)
Other	681	(384)	(72)	(943)

Total operating income (loss)	60,761	13,778	32,627	(12,757)

Adjustments:
Interest Expense	(29,069)	(10,542)	(91)	(212)
Gain (loss) from Equity Investment	(113)	—	(30)	(138)
Other non-operating expenses	(5,644)	(21)	(191)	(87)

Income (loss) before income tax benefit	25,935	3,215	32,315	(13,194)

Depreciation and Amortization
Wallboard	53,114	17,943	16,067	35,091
Other	1,203	586	819	1,240

Total depreciation and amortization	54,317	18,529	16,886	36,331

Information concerning principal geographic areas is as follows ( in thousands ):

	Successor		Predecessor
	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
Net Sales:
United States	$389,073	$135,275	$221,995	$272,579
Canada	35,429	14,791	30,253	38,831

Total	$424,502	$150,066	$252,248	$311,410

	Successor
	As of		As of
	December 31, 2014		December 31, 2013
	Fixed Assets	Total Assets	Fixed Assets	Total Assets
United States	349,909	$678,285	$379,381	$714,495
Canada	3,743	$22,696	4,244	25,881

Total	353,652	$700,981	$383,625	$740,376

16. Share-Based Compensation

In conjunction with the Initial Public Offering, the Company granted employees 142,000 stock options and 75,000 restricted shares that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect at the time of the grant; (b) a dividend yield of 0% as the Company currently has no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date. Compensation expense of $0.8 million was recorded for share-based awards for the year ended December 31, 2014. The income tax benefit of share-based awards for the year ended December 31, 2014 was $0.3 million.

The fair value of each Restrictive Share Award is equal to the market price of our common stock at the date of the grant. The following table summarizes restricted shares activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Value
Non-vested, January 1, 2014	—	—
Granted	75,000	$14.00
Forfeited	(20,000)	$14.00

Non-vested, December 31, 2014	55,000	$14.00

Unearned compensation related to stock options as of December 31, 2014 of $0.5 million will be recognized over a weighted average remaining period of 3 years.

The following tables summarize stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Outstanding, January 1, 2014	—	—	—
Granted	142,000	$14.00	$529,660

Outstanding, December 31, 2014	142,000	$14.00	$529,660	9.10

Exercisable, December 31, 2014	60,000	$14.00	$223,800	9.10
Vested and Expected to Vest, December 31, 2014	142,000	$14.00	$529,660	9.10

17. Quarterly Data (unaudited)

The following table presents selected quarterly data for the Successor periods:

	Successor
	July 26 - September 30, 2013	Three months Ended December 31, 2013	Three months Ended March 31, 2014	Three months Ended June 30, 2014	Three months Ended September 30, 2014	Three months Ended December 31, 2014
	(in thousands, except for operating data, earnings per share and mill net sales price)
Net sales	$35,630	$114,436	$86,973	$102,915	$113,804	$120,810
Cost of goods sold	31,537	89,798	73,196	82,025	85,821	89,131
Selling and administrative	6,200	8,753	7,496	8,088	7,774	10,210
Operating income (1)	(2,107)	15,885	6,281	12,802	20,209	21,469
Net income (loss)	(4,640)	6,745	(8,623)	4,667	9,486	10,361
Earnings per share:
Basic	$(0.14)	$0.21	$(0.22)	$0.11	$0.22	$0.24
Diluted	$(0.14)	$0.21	$(0.22)	$0.11	$0.22	$0.24
Wallboard sales volume (msf)	195	632	438	525	590	627
Mill net sales price	$144.06	$143.04	$157.32	$155.76	$154.10	$152.79
Depreciation and amortization	$4,594	$13,935	$13,883	$13,930	$13,511	$12,993

(1)	Operating income for the period ended September 30, 2013 includes $2,075 of lease termination costs, $3,296 of Acquisition closing costs, and inventory step-up impacting margin of $1,500.

The following table presents selected quarterly data for the Predecessor periods:

	Predecessor
	Three Months Ended March 31, 2013		Three Months Ended June 30, 2013		July 1 2013 to August 30, 2013
	(in thousands, except operating data)
Net sales	$83,450		$99,679		$69,119
Cost of goods sold	65,157		73,991		56,190
Selling and administrative	8,340		8,486		7,457
Operating income	9,953	(1)	17,202	(2)	5,472	(3)
Net income	9,797		16,676		5,712
Wallboard sales volume
(million square feet)	438		523		373
Mill net sales price	$146.97		$149.56		$145.43
Depreciation and amortization	$6,242		$6,248		$4,396

(1)	Operating income for the three months ended March 31, 2013 includes $2,858 of pension expense and $1,120 of expense related to the Master Brands Agreement with Lafarge S.A.
(2)	Operating income for the three months ended June 30, 2013 includes $2,817 for pension expense and $1,140 of expense related to the Master Brands Agreement with Lafarge S.A.
(3)	Operating income for the period July 1, 2013 to August 30, 2013 includes $1,961 for pension expense, $744 of expense related to the Master Brands Agreement with Lafarge S.A., lease termination costs of $2,556 for the Newark facility that was closed, and lease termination costs of $1,195 to discontinue the use of our co-generation power plant.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position
James Bachmann	46	President, Chief Executive Officer and Chief Financial Officer
Dennis Romps	47	Senior Vice President, Corporate Controller and Chief Accounting Officer
Timothy Power	55	Senior Vice President, General Counsel and Secretary
Muhammad Shabaz “Boz” Malik	47	Senior Vice President Sales, Marketing and Supply Chain
David Obergefell	61	Senior Vice President Manufacturing
Isabelle Shiffrin	42	Vice President of Human Resources
Bradley P. Boggess	42	Director
Edward Bosowski	60	Director
Samuel D. Loughlin	42	Director
Michael O. Moore	64	Director
Chadwick S. Suss	38	Director
Jack Sweeny	68	Director
Kyle S. Volluz	46	Director
Grant Wilbeck	33	Director

Executive Officers

James Bachmann —Mr. Bachmann was appointed our President and Chief Executive Officer in January 2015 and our Chief Financial Officer starting January 1, 2014. Mr. Bachmann also briefly served as our interim Chief Executive Officer from November 2014 to January 2015. Mr. Bachmann previously served as Chief Financial Officer of Lafarge USA and co-Chief Financial Officer of Lafarge from November 2012 through December 31, 2013. He served as Senior Vice President Finance – Investor Relations of Lafarge S.A. from January 2008 through October 2012, Senior Vice President and Controller of Lafarge from November 2005 to June 2006, Vice President Finance – Aggregates, Concrete, and Asphalt Division of Lafarge from February 2004 to November 2005, Vice President Controller of the Gypsum Division of Lafarge from May 2002 to February 2004, and worked at Arthur Andersen from September 1990 to April 2002. Mr. Bachmann received a BSBA from Georgetown University.

Dennis Romps —Mr. Romps became our Chief Accounting Officer in January 2015 and our Senior Vice President and Corporate Controller in January 2014. He previously served as our Chief Financial Officer from August 2013 to December 2013, as Co-Chief Financial Officer of Lafarge from December 2006 through August 2013, as Vice President of Finance and Information Technology of the gypsum division of Lafarge from January 2012 through August 2013, as Vice President of Finance and Supply Chain of the gypsum division of Lafarge from January 2011 through December 2011 and as Vice President of Finance of the gypsum division of Lafarge from 2005 through December 2010. Mr. Romps received a B.A. from Michigan State University and an M.B.A. from Kellogg – Northwestern University. He is a Certified Public Accountant.

Timothy Power —Mr. Power became our Senior Vice President, General Counsel and Secretary in August 2013. He previously served as Vice President and Associate General Counsel of Lafarge from April 2005 through August 2013, and as Assistant General Counsel of Lafarge from September 1999 through April 2005. He is a member of the New York and District of Columbia bars. Prior to his employment at Lafarge, he was an associate at Shearman & Sterling in New York, and at White & Case in Moscow, Russia, among other positions. He received a B.A. and a J.D. from Vanderbilt University.

Muhammad Shahbaz “Boz” Malik —Mr. Malik became our Senior Vice President, Sales, Marketing and Supply Chain in September 2014. He previously served as the Vice President of Sales, Marketing and Commercial Excellence – Engineered Insulation Systems with Owens Corning from June 2010 until September 2014 and as Vice President & General Manager, Timberlake Cabinetry with American Woodmark from June 2007 to February 2010. Prior to that, Mr. Malik held several general management positions with Johns Manville and General Electric. Mr. Malik received a B.S. in Mechanical Engineering from Purdue University.

David Obergefell —Mr. Obergefell has served as our Senior Vice President of Manufacturing since June 2014. Previously he was a partner in Gypsum Process Solutions, a gypsum wallboard consulting business, from January 2013 to May 2014. Prior to joining Gypsum Process Solutions, Mr. Obergefell served in numerous roles for USG Corporation for 34 years, where, among other roles, he was V.P. Manufacturing–International from 2008 to 2011, and V.P. Manufacturing–West-USA and Mexico from 1998 to 2008. Mr. Obergefell received a B.S. in Mechanical Engineering from the University of Dayton.

Isabelle Shiffrin —Ms. Shiffrin became our Vice President of Human Resources in August 2013. She previously served as Vice President of Human Resources for the gypsum division of Lafarge from January 2012 through August 2013, as Vice President of Marketing and Strategy from November 2009 through December 2011 and as Director of National Accounts from July 2006 through 2009. She received a B.A. from the University of Provence, France, and an M.B.A. from Georgetown University.

Directors

Bradley P. Boggess —Mr. Boggess has been a member of our board of directors since August 2013. Mr. Boggess has been a Director of Hudson Americas, LLC, an affiliate of ours and Lone Star since June 2011. His responsibilities include identifying investment opportunities, managing acquisition processes, and driving portfolio company performance. Mr. Boggess’s asset management responsibilities include Lone Star’s operating companies that include grocery, restaurants, and building products. Prior to joining Hudson Americas, Mr. Boggess worked as a turnaround and restructuring advisor with AlixPartners, a leading management consulting and turnaround services firm, from May 2007 to June 2011. Mr. Boggess is a former Armor Officer in the United States Army. Mr. Boggess is also a member of the board of directors of Southeastern Grocers LLC, Caliber Home Loans, Inc., DFC Global Corp. and Sterling Holdings Limited. Mr. Boggess also served as a member of the Board of Directors of Del Frisco’s Restaurant Group, Inc. from December 2012 to December 2013.

Mr. Boggess’s background as a management consultant, turnaround advisor and private equity executive in a wide range of industries allows him to assist the board in understanding and addressing the wide variety of issues it faces. His responsibilities for Lone Star’s companies, including our company, also provide Mr. Boggess with a deep working knowledge of our business and operations.

Edward Bosowski — Mr. Bosowski has been a member of our board of directors since February 2014. Mr. Bosowski worked for USG Corporation (USG), the largest manufacturer and distributor of gypsum wallboard in the United States, for over 30 years. His final position at USG was Executive Vice President, Chief Strategy Officer, and President and CEO of USG’s international subsidiary, positions he held from 2006 to 2008. From 2001 to 2006, his responsibilities included being a member of the Office of the President for USG Corporation and several direct reporting relationships, including USG’s distribution subsidiary, its international subsidiary and various staff functions. From 1996 to 2001, he served as Executive Vice President of Sales and Marketing for the domestic gypsum business and became President and CEO of the North American Gypsum Business Unit. After joining USG in 1976, Mr. Bosowski held various positions and leadership roles in several operations and staff functions, including finance, marketing, supply chain, information technology, research and development, engineering, technical services, and business development.

Mr. Bosowski brings a significant level of industry experience to the board, developed during his more than 30 years in the gypsum industry. His extensive expertise and broad leadership roles in the North American gypsum industry provide valuable insight and guidance.

Samuel D. Loughlin —Mr. Loughlin has been Chairman of the Board and a member of our board of directors since February 2014. Mr. Loughlin currently serves as President—Americas Region of Lone Star U.S. Acquisitions, LLC, an affiliate of ours and Lone Star, where he is responsible for the management and oversight of all originations initiatives in North America. Previously, from 2011 to 2013, he served as Managing Director and Senior Managing Director of Lone Star U.S. Acquisitions, LLC. Mr. Loughlin joined Hudson Americas in 2008 and focused on directing the management of the corporate assets located in North America. From 2008 to 2011, he served in various capacities at Hudson Americas, LLC, an affiliate of ours and Lone Star, with responsibility for its retail and restaurant operating companies, in addition to leading teams in special originations initiatives. Mr. Loughlin has more than 16 years of finance and legal experience, including mergers and acquisitions, financing, private equity investment, originations and asset management transactions. Prior to joining Hudson Americas, Mr. Loughlin was a Partner of a Texas based private equity firm with real estate, operating company and securities holdings, where he was responsible for legal oversight, deal structuring, asset evaluation, acquisitions and sales. Prior to that, Mr. Loughlin served as an attorney at Vinson & Elkins LLP, where he was a member of the Business and Corporate Securities group, with experience in venture capital and mezzanine financing transactions, private and public securities offerings, mergers and acquisitions, management buyouts and debt financing transactions. Mr. Loughlin also served as chairman of the board of directors of Del Frisco’s Restaurant Group, Inc. from July 2012 through December 2013.

Mr. Loughlin has significant experience with the strategic, financial and operational requirements facing companies in the retail and related industries, allowing him to guide the board in analyzing, shaping, and overseeing our execution of important operational and policy issues. His responsibilities for Lone Star’s retail companies, including our company, also provide Mr. Loughlin with a working knowledge of our business and operations that are important to the development of the board.

Michael O. Moore —Mr. Moore has been a member of our board of directors since February 2014. Until August 2014, Mr. Moore served as Executive Vice President, Chief Financial Officer and Assistant Secretary of Ruby Tuesday, Inc., a national owner, operator or franchisor of casual dining restaurants, a position he held since April 2012. Prior to joining Ruby Tuesday, Mr. Moore was employed with Sun Capital Partners as Executive Vice President and Chief Financial Officer of Pamida Stores from February 2009 to March 2012 and as Interim Chief Financial Officer of Kellwood, Inc. from November 2008 to February 2009. Prior to his tenure with Sun Capital Partners, Mr. Moore served as Executive Vice President and Chief Financial Officer of Advanced Auto Parts from December 2005 to February 2008. Additionally, prior to December 2005, among other positions, Mr. Moore served as Executive Vice President and Chief Financial Officer of The Cato Corporation and as Senior Vice President and Chief Financial Officer of Bloomingdales.

Mr. Moore brings a significant level of financial and accounting expertise to the Board developed during his more than 30 year career. Mr. Moore’s wealth of public company experience provides valuable insight regarding public company reporting matters, as well as insight into management’s day-to-day duties and responsibilities.

Chadwick S. Suss — Mr. Suss has been a member of our board of directors since February 2014. Mr. Suss has been a Vice President of Hudson Americas, LLC, an affiliate of ours and Lone Star since August 2013. His responsibilities include identifying investment opportunities, managing acquisition processes, driving portfolio company performance and working on investment exits. Mr. Suss’s asset management responsibilities include the grocery and building products businesses of Lone Star’s operating companies. Prior to joining Hudson Americas, Mr. Suss worked as a turnaround and restructuring advisor with AlixPartners from March 2009 to July 2013. Prior to AlixPartners, Mr. Suss held investment banking roles at J.P. Morgan and A.G. Edwards as well as corporate finance positions at S.C. Johnson.

Mr. Suss brings broad financial and operational expertise to the board of directors developed through roles in management consulting, investment banking and corporate finance across a variety of industries. Mr. Suss’s background and expertise allow him to help the board identify, understand and address a wide variety of issues.

Jack Sweeny —Mr. Sweeny has been a member of our board of directors since February 2014. Mr. Sweeny worked for Temple-Inland, Inc., a leading building products company, for 40 years. His final position at Temple-Inland was Group Vice President of Temple-Inland, a position he held from 2002 to 2010. Prior to becoming Group Vice President, Mr. Sweeny served as Vice President of Forest Operations from 1995 to 2002 and as Vice President of Operations from 1984 to 1995. After joining Temple-Inland in 1970, Mr. Sweeny held various positions and leadership roles at the company, including managing its marketing department. Mr. Sweeny is a member of the board of directors of First Bank & Trust East Texas.

Mr. Sweeny brings broad industry expertise to the board of directors developed during his 40 years in the building products industry, including experience with all aspects of the gypsum wallboard manufacturing process. His experience provides valuable insight and guidance to the board on the building products industry as a whole.

Kyle S. Volluz —Mr. Volluz has been a member of our board of directors since February 2014. Mr. Volluz has been a Managing Director with Hudson Advisors, LLC, an affiliate of ours and Lone Star, since January 2015, and from January 2010 to January 2015, a Director with Hudson Americas, LLC, a subsidiary of Hudson Advisors, in each case, with responsibility for the management of the Legal Department. In such capacity, Mr. Volluz oversees all legal issues impacting operating companies that are affiliates of Lone Star within North America, as well as other corporate investments for which Hudson Advisors or its affiliates provide asset management services in North America. In particular, Mr. Volluz has been actively involved in the negotiation and closing of several lending transactions, acquisitions, and asset sales for us and other Lone Star portfolio companies since joining Hudson Americas in 2009. Previously, Mr. Volluz was Senior Vice President and Director of Legal Services for Goldman Sachs Specialty Lending Group, an affiliate of Goldman, Sachs & Co., a position he held from 2005 to 2009. Prior thereto, Mr. Volluz was an attorney with Baker Botts LLP and Thompson & Knight LLP, where he supported clients in various types of commercial banking transactions, mergers and acquisitions, private and public securities offerings, and debt financing transactions. Mr. Volluz is a member of the board of directors of Caliber Home Loans, Inc. and DFC Global Corp.

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

Grant Wilbeck —Mr. Wilbeck has been a member of our board of directors since February 2014. Mr. Wilbeck has served as Managing Director of Lone Star U.S. Acquisitions, LLC, an affiliate of ours and Lone Star, since 2013, where he focuses on origination and underwriting activities related to corporate private equity and debt investments. Previously, from 2007 to 2013, he served in various capacities at Hudson Americas, LLC, an affiliate of ours and Lone Star, with asset management responsibility across all retail and restaurant operating companies focusing on operational performance, capital structure and acquisition opportunities. Prior to joining Hudson Americas, LLC, Mr. Wilbeck was at APS Financial Corp. where he was a research analyst focused on distressed debt and special situations. Mr. Wilbeck is a member of the board of directors of Caliber Home Loans, Inc.

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

From our listing on the NYSE in connection with our Initial Public Offering on February 4, 2014 to November 3, 2014, our audit committee was comprised of Messrs. Moore, Suss and Sweeny, with Mr. Moore serving as Chair. Since November 3, 2014, the audit committee has been comprised of Messrs. Bosowski, Moore and Sweeny, with Mr. Moore serving as Chair. The board of directors has determined that each of Messrs. Bosowski, Moore and Sweeny is independent, as defined under and required by the federal securities laws and the NYSE rules. The board of directors has determined that Mr. Moore qualifies as an audit committee financial expert under the federal securities laws and that each member of the audit committee is “financially literate” as required under NYSE rules, as such qualification is interpreted by the board of directors in its business judgment. We initially relied on the exemption set forth in SEC rule 10A-3(b)(1)(iv)(A) that provides for a one-year transition period before the audit committee of a newly public company is required to be comprised solely of independent directors; however, the audit committee was comprised entirely of independent directors within this one-year transition period and we do not believe our previous reliance on this exemption materially adversely affected the ability of the audit committee to act independently because the audit committee was comprised of a majority of independent directors at all times. The audit committee held seven meetings during fiscal 2014 following its formation in connection with our Initial Public Offering.

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

The compensation committee is comprised of three members, Messrs. Boggess, Bosowski and Suss, with Mr. Boggess serving as chair. For so long as we are a controlled company, we are not required to have a compensation committee comprised of independent directors under NYSE rules. The board has nonetheless determined that Mr. Bosowski is independent under NYSE rules. The compensation committee held two meetings during fiscal 2014 following its formation in connection with our Initial Public Offering.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee oversees all aspects of our corporate governance functions. The committee makes recommendations to our board of directors regarding director candidates and assists our board of directors in determining the composition of our board of directors and its committees. The qualifications that the nominating and corporate governance committee and board of directors consider in identifying qualified candidates to serve as directors include age, skills, such as financial background and skills, education, professional and academic affiliations, industries served, length of service, positions held, and geographies served. While the nominating and corporate governance committee does not have a formal policy with respect to diversity, it also considers diversity of viewpoints, backgrounds, experience and other demographics in evaluating director candidates. The nominating and corporate governance committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates. Once potential candidates are identified, including those candidates nominated by stockholders, the nominating and corporate governance committee reviews the backgrounds of those candidates. Final candidates are then chosen and then interviewed by other board or management representatives. Based on the interviews, the nominating and corporate governance committee then makes its recommendation to the board of directors. If the board of directors approves the recommendation, the candidate is nominated for election.

The nominating and corporate governance committee is comprised of three members, Messrs. Boggess, Loughlin and Volluz, with Mr. Loughlin serving as chair. For so long as we are a controlled company, we are not required to have a nominating and governance committee comprised of independent directors under NYSE rules. The nominating and corporate governance committee held one meeting in fiscal 2014 following its formation in connection with our Initial Public Offering.

Code of Ethics and Business Conduct, Principles of Corporate Governance and Committee Charters

Our board of directors has adopted a Code of Ethics and Business Conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company, including our principal executive, financial and accounting officers, or persons performing similar functions. The Code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our Code of Ethics and Business Conduct and in situations where questions are presented to it. In the event we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website at www.continental-bp.com.

Our Code of Ethics and Business Conduct, our Principles of Corporate Governance and the charters of the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are available through the “Investor Relations” and “Corporate Governance” links on our Web site at www.continental-bp.com. In the event we make any amendment to, or grant any waiver from, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Continental Building Products, Inc., 12950 Worldgate Drive, Suite 700, Herndon, Virginia 20170, Attention: General Counsel.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year our compensation committee was, and our compensation committee currently is, comprised of Messrs. Boggess, Bosowski and Suss. None of our executive officers currently serves or has served during the last completed fiscal year, as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors. For a description of the transactions between us and members of the compensation committee, and entities affiliated with such members, see Item 13—Certain Relationships and Related Transactions, and Director Independence.

Item 11.	EXECUTIVE COMPENSATION

Introduction

The executive compensation disclosure that follows explains the compensation awarded to, earned by or paid to James Bachmann, our President, Chief Executive Officer, and Chief Financial Officer, Isaac Preston, our former Chief Executive Officer, Timothy Power and Dennis Romps, our two most highly compensated executive officers other than our chief executive officers for fiscal year 2014. We refer to these individuals in this section as our named executive officers or NEOs.

As discussed elsewhere in this Annual Report on Form 10-K, on August 30, 2013, substantially all of the assets and liabilities related to our business were acquired from Lafarge in the Acquisition. As a result of this, all compensation programs in which our NEOs participated, and all decisions made with regard to the compensation of our NEOs, prior to the Acquisition were programs of, or decisions made by Lafarge or Lafarge S.A., which together with their consolidated subsidiaries we refer to in this Annual Report on Form 10-K as the Lafarge Group. Following the Acquisition, we implemented our own compensation program, which was substantially similar to that in effect prior to the Acquisition, and all decisions regarding the compensation of our current NEOs other than Mr. Romps are now made by the compensation committee of our board of directors. Mr. Romps’ compensation is established by the Chief Executive Officer.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by or paid to our NEOs (i) during our fiscal year ended December 31, 2013, under compensation plans and programs maintained by the Lafarge Group or the Company, as applicable, and (ii) during our fiscal year ended December 31, 2014, under the compensation plans and programs maintained by the Company.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
James Bachmann(6)	2014	325,000	—	70,000	107,100	158,681	38,747	699,528
President, Chief Executive Officer, and Chief Financial Officer	2013	—	—	—	—	—	—	—

Isaac Preston(6)	2014	406,250	—	280,000	428,400	—	61,796	1,176,446
Former Chief Executive Officer	2013	362,153	411,876	74,029	—	133,333	44,778	1,026,169

Timothy Power	2014	220,000	—	77,000	53,550	107,415	33,450	491,415
SVP and General Counsel	2013	210,620	192,905	20,438	—	55,000	28,334	507,297

Dennis Romps	2014	209,000	—	70,000	53,550	129,397	31,425	493,372
Chief Accounting Officer, SVP and Corporate Controller	2013	203,000	196,656	20,438	—	50,750	31,361	502,205

(1)	No discretionary bonuses were paid to any NEOs for fiscal year 2014. For fiscal year 2013, the amounts shown in this column for each NEO represent, as applicable, a one-time Acquisition-related bonus (Mr. Preston—$171,615, Mr. Power—$102,965 and Mr. Romps—$101,500) as well as pro-rated annual incentive bonuses for January through August of 2013 (Mr. Preston—$240,261, Mr. Power—$89,940 and Mr. Romps—$95,156).
(2)	The amounts shown in this column for 2014 represent the aggregate grant date fair value of restricted stock awards granted under the Company’s 2014 Stock Incentive Plan in accordance with FASB ASC Topic 718, Stock Compensation, or ASC 718. The fair value reported equals the number of restricted shares granted to each executive multiplied by the Company’s initial public offering price of $14.00 per share. Pursuant to the terms of the award, Mr. Preston forfeited all shares of restricted stock underlying this grant in connection with his death on November 25, 2014. The amounts shown in this column for 2013 represent the aggregate grant date fair value of certain Lafarge S.A. performance share awards made to Messrs. Preston, Power and Romps. The aggregate grant date fair values of such awards were determined assuming the highest level of performance conditions, determined as of the grant date. The aggregate grant date fair values were determined based on a fair value model using the market value of a share of Lafarge S.A. stock on the date of grant.
(3)	Represents the grant date fair value of options granted under the Company’s 2014 Stock Incentive Plan in accordance with ASC 718. Please refer to Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions used to calculate these amounts.
(4)	For fiscal year 2014, each of our NEOs was eligible to earn a cash performance bonus, which is described in further detail below. Under the terms of his employment agreement, Mr. Preston (or his estate) did not receive an annual bonus for the 2014 fiscal year following his death on November 25, 2014. For fiscal year 2013, Messrs. Preston, Power and Romps received payments in respect of September through December of 2013 under the Stub Year Bonus Plan, described in further detail below.

(5)	The amounts in this column represent the sum of automobile allowances, country club memberships, life insurance premiums, and Company matching contributions to defined contribution plans, in each case paid on behalf of the NEOs during 2014 and 2013. In addition, the amounts reported for 2014 include estimated additional Company contributions to our defined contribution plan related to services performed in 2014, but which amounts will not be finalized and contributed to participant accounts until March of 2015. The amount reported for 2014 for Mr. Preston also includes the value of continued medical, dental, and vision coverage that the Company agreed to provide to his surviving spouse and children through January 31, 2016. The amounts previously reported for 2013 were increased to reflect employer defined contribution plan contributions made with respect to the 2013 plan year, but not finalized and contributed to participant accounts until March of 2014, as well as certain life insurance premiums paid by the Company on behalf of Messrs. Preston, Power, and Romps for 2013.
(6)	Mr. Preston served as our Chief Executive Officer until his death on November 25, 2014. Effective on such date, Mr. Bachmann, who has served as our Chief Financial Officer since January 1, 2014, was appointed to also serve as Interim Chief Executive Officer. On January 6, 2015, the Company announced that Mr. Bachmann was appointed to serve as President and Chief Executive Officer.

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

Base Salary

Messrs. Bachmann and Preston entered into employment agreements with the Company, in each case effective as of January 1, 2014. Pursuant to these employment agreements, Mr. Bachmann’s base salary for 2014 was set at $325,000 and Mr. Preston’s base salary for 2014 was set at $450,000. Mr. Bachmann’s salary is subject to review from time to time as determined by our board of directors or a committee thereof and may be subject to future change.

Messrs. Power’s and Romps’ base salaries are determined on an annual basis, taking into account the NEO’s position and responsibilities, the pay range for individuals in similar positions and having similar responsibilities within the Company, the compensation practices of similar companies in our sector and market and the NEO’s previous base salary. The Company has not entered into employment agreements with Messrs. Power or Romps.

Incentive Compensation

Annual Cash Incentives for Fiscal Year 2013.

In connection with the Acquisition, for the portion of fiscal year 2013 leading up to the Acquisition, each of Messrs. Preston, Power and Romps received a guaranteed annual incentive payment equal to the bonus payment such individual received in fiscal 2012 under the Lafarge Group Bonus Plan, pro-rated for the first eight months of the year (reflected in the “Bonus” column of the Summary Compensation Table).

We maintained a plan substantially similar to the Lafarge Group Bonus Plan for the remaining four months of 2013, pursuant to which Messrs. Preston, Power and Romps were eligible to earn a pro-rated portion of their target bonus amount (expressed as a percentage of their base salary) based upon the achievement of certain business and financial objectives, as well as their individual performance compared to pre-defined objectives (reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table). We refer here to the bonus opportunity for September to December of 2013 as the Stub Year Bonus Plan. For 2013, the target award opportunities for our NEOs for the Stub Year Bonus Plan (prior to pro-ration), expressed as a percentage of their respective base salaries, were: Isaac Preston—100%, Timothy Power—75% and Dennis Romps—75%. In 2013, 40% of each award opportunity for the Stub Year Bonus Plan was tied to the achievement of a financial performance goal, 25% to the achievement of a cost reduction and revenue enhancement goal and 35% to the NEO’s achievement of individual objectives, including health and safety objectives. In February of 2014, we reviewed performance against the pre-defined objectives and determined that each NEO earned 100% of their target award opportunity.

In connection with the closing of the Acquisition, Messrs. Preston, Power and Romps also received a one-time bonus for their work done on the divestiture (reflected in the “Bonus” column of the Summary Compensation Table).

Annual Cash Incentives for Fiscal Year 2014.

Each of our named executive officers was eligible to earn an annual cash incentive bonus for 2014 based upon the achievement of a pre-established EBITDA target set by the compensation committee and, for Mr. Romps, successfully implementing an enterprise resource planning (ERP) software system prior to year end. Pursuant to his employment agreement, the target amount for Mr. Bachman’s annual cash performance bonus is set at 75% of his base salary. The compensation committee determined that Mr. Power would be eligible to earn a target annual cash incentive equal to 75% of his annual base salary. Our Chief Executive Officer determined that Mr. Romps would be eligible to earn a target annual cash incentive equal to 75% of his annual base salary. Generally, in order to receive payment of any annual cash performance bonus, the officer must be continuously employed through, and still employed by, the Company or any of its subsidiaries on the last day of the applicable performance period. Under the terms of his employment agreement, Mr. Preston (or his estate) did not receive an annual bonus for the 2014 fiscal year following his death on November 25, 2014.

Annual cash incentives were payable under our annual incentive plan for fiscal year 2014 based upon achievement of an EBITDA target significantly higher than that for 2013 and, for Mr. Romps, successful implementation of an ERP software system prior to year-end. For Mr. Romps, each of the EBITDA and ERP targets were given a 50% weighting. For all other executives, bonuses were payable entirely based upon achievement of the EBITDA target. Upon achievement of a threshold of 80% of the targeted EBITDA, each executive could receive a 50% payout of the EBITDA component. Achievement of 100% of the targeted EBITDA would result in a 100% bonus payout for this component. Achievement of 120% of the targeted EBITDA would result in a maximum bonus payout of 120% of this component. Payouts for EBITDA achieved between these points were interpolated. The EBITDA performance target was designed to be rigorous and difficult for our executive officers to achieve.

For 2014, the Company achieved EBITDA of $115.1 million, which resulted in a payout of 65.1% for all executives. Mr. Romps also successfully implemented our new ERP software prior to year-end, resulting in a 100% payout for this component of his award. The actual annual cash incentives paid to each executive are set forth in the “Non-Equity Incentive Plan” column of the Summary Compensation table above.

Equity Incentive Compensation.

Prior to the Acquisition, each of our NEOs participated in the Lafarge S.A. Performance Share Plan, or the PSP. Under the PSP, the NEOs were eligible to receive grants of performance shares of Lafarge S.A., based upon the achievement of Lafarge Group’s internal and external performance objectives. Each of the NEOs received a performance share grant under the PSP in 2013 that can be earned subject to Lafarge Group’s 2014 and combined 2014-2015 EBITDA performance relative to enumerated targets. Subject to satisfaction of the performance metrics, the performance shares are eligible to vest four years following the date of grant in 2017.

In fiscal year 2014, our NEOs and other executive officers and Company employees received equity awards in connection with the Company’s initial public offering. On February 4, 2014, we granted approximately 142,000 stock options and 75,000 shares of restricted stock based on the initial offering price of $14.00 per share. In connection with those grants, the NEOs received the following equity awards: Mr. Preston received 60,000 stock options and 20,000 shares of restricted stock, Mr. Bachmann received 15,000 stock options and 5,000 shares of restricted stock, Mr. Power received 7,500 stock options and 5,500 shares of restricted stock and Mr. Romps received 7,500 stock options and 5,000 shares of restricted stock.

Long-Term Incentives Following the Acquisition.

Following the Acquisition, Lone Star implemented a new cash-based long term incentive plan, the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, or the LTIP. Under the LTIP, participants are granted pool units entitling them, subject to the terms of the LTIP, to a potential cash payout upon a monetization event (as defined below under “—Severance and Change in Control Arrangements”). LSF8 Gypsum Holdings, L.P., or LSF8, our majority shareholder, maintains, and is obligated for all payments under the LTIP. The LTIP was effective August 30, 2013. Each of Messrs. Bachmann, Preston (now through his estate) and Power participate in the LTIP, but Mr. Romps does not.

To date, Mr. Bachmann has been awarded 200,000 pool units under the LTIP, Mr. Power has been awarded 100,000 pool units under the LTIP and Mr. Preston was awarded 400,000 pool units under the LTIP. (In addition, three other executive officers that are not NEOs for fiscal year 2014 hold an aggregate of 150,000 pool units under the LTIP). The total number of pool units authorized under the LTIP is 1,000,000. While LSF8 does not expect to increase the total number of pool units authorized under the LTIP, LSF8 may make future limited grants out of the currently authorized but unallocated pool units under the LTIP.

Pool units granted under the LTIP generally only become vested upon the occurrence, prior to August 30, 2018, of a vesting monetization event (as defined below under “—Severance and Change in Control Arrangements”). However, following his death, LSF8 amended Mr. Preston’s LTIP award agreement to provide for the full vesting of all 400,000 pool units he held thereunder and future payments, if any, with respect to such pool units will be made to Mr. Preston’s estate. The value of a participant’s pool units is determined as of the closing date of each monetization event relative to that participant’s interest in the incentive pool, calculated as the number of vested pool units held by the individual participant, divided by 1,000,000 (the total number of pool units under the LTIP). The amount of profits credited to the incentive pool under the LTIP in connection with a monetization event is based upon the internal rate of return realized upon a monetization event by the Company’s direct and indirect equity holders immediately prior to our initial public offering; provided, however, in no event will more than $35 million, in the aggregate, be credited to the incentive pool under the LTIP. In addition, the incentive pool will not be credited with any amounts and no payouts will be made unless (1) such internal rate of return is at least 15%, and (2) when combined with any prior monetization event, the monetization event results in a return of the beginning equity value (as defined in the LTIP) to the Company’s direct and indirect equity holders immediately prior to our initial public offering. Payments under the LTIP, if earned pursuant to the LTIP, are made in cash as soon as reasonably practicable after the closing of the applicable monetization event. Our initial public offering and our November 2014 secondary offering did not trigger any payouts under the LTIP.

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

Credited as Cash Distribution Participation Amount(1) or

Monetization Event Participation Amount(2), as Applicable(3)

14.99% or less	0.00%
Over 15% up to 17.99%	1.25% of excess over 0%
Over 18% up to 20.99%	2.75% of excess over 18%
Over 21% up to 24.99%	4.50% of excess over 21%
Over 25% up to 29.99%	6.75% of excess over 25%
Over 30% up to 34.99%	7.75% of excess over 30%
Over 35% up to 39.99%	9.00% of excess over 35%
Over 40% up to 44.99%	11.25% of excess over 40%
Over 45%	14.50% of excess over 45%**

(1)	Upon a monetization event that is a cash distribution (as defined under “—Severance and Change in Control Arrangements”) and that occurs prior to any of the other types of monetization events, the incentive pool will be credited with an amount equal to the Cash Distribution Participation Amount. The “Cash Distribution Participation Amount” is a portion of the excess of:

(i)	the sum of such cash distribution actually distributed to the Company’s current direct and indirect equity owners immediately prior to our initial public offering (the “Cash Distribution Cash Received”) plus all prior cash distributions (plus all prior Monetization Event Value Received (see footnote (2), below), if any), over

(ii)	the beginning equity value (as defined in the LTIP), as increased from time to time pursuant to the LTIP (such excess, the “Cash Distribution Profit Amount”).

To determine such portion, LSF8 will calculate a cumulative internal rate of return (“Cumulative Internal Rate of Return”) with respect to the Cash Distribution Cash Received in such current cash distribution and all prior cash distributions (the “Aggregate Cash Distribution Cash Received”). However, the incentive pool will not be credited with any amounts unless and until the Cumulative Internal Rate of Return equals or exceeds 15%. Once the Cumulative Internal Rate of Return equals or exceeds 15%, the Cash Distribution Participation Amount or Monetization Event Participation Amount, as applicable, will be determined pursuant to the table above.

(2)	Upon a monetization event other than a cash distribution, the incentive pool will be credited with the Monetization Event Participation Amount. The “Monetization Event Participation Amount” will mean a portion of the excess of:

(i)	the sum of the net cash proceeds (and the fair market value of other consideration received at the time of the monetization event as determined in LSF8’s discretion) from the event causing the monetization event actually received by the Company’s direct and indirect equity holders immediately prior to our initial public offering (the “Monetization Event Value Received”) plus all prior Aggregate Cash Distribution Cash Received, over

(ii)	the beginning equity value (such excess, the “Monetization Event Profit Amount”).

To determine such portion, LSF8 will calculate a Cumulative Internal Rate of Return with respect to the Monetization Event Value Received and the Aggregate Cash Distribution Cash Received (the “Aggregate Monetization Event Value”). However, the incentive pool will not be credited with any amounts unless and until the Cumulative Internal Rate of Return equals or exceeds 15%. Once the Cumulative Internal Rate of Return equals or exceeds 15% then, the Cash Distribution Participation Amount or Monetization Event Participation Amount, as applicable, will be determined pursuant to the table above.

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

Retirement Plans

Prior to the Acquisition, our NEOs participated in retirement benefit plans sponsored by Lafarge. None of those plans were assigned to the Company in connection with the Acquisition and thus our NEOs no longer actively participate in those plans. Following the Acquisition, we implemented our own tax qualified 401(k) defined contribution plan, or the 401(k) plan, for the benefit of our employees. Under the 401(k) plan, employees (including the current NEOs) are permitted to elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. We are also permitted to make contributions up to the legally prescribed limits on behalf of all eligible employees to the 401(k) plan, which are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

Termination, Severance and Change in Control Arrangements

Mr. Isaac Preston

Pursuant to his employment agreement, upon his death, Mr. Preston’s estate was entitled to his accrued base salary through November 25, 2014, any unreimbursed travel and business expenses owned to Mr. Preston, and any other amounts owed to arising from his participation in, or benefits under, any employee benefit plans, programs or arrangements (including without limitation, any disability or life insurance benefit plans, programs or arrangements). In addition, under his employment agreement, his estate was also entitled to any additional payments determined by our Board of Directors in its sole discretion. Following his passing, the Board of Directors determined to provide medical, dental and vision coverage to Mr. Preston’s surviving spouse and children for the period from February 1, 2015 to January 31, 2016, at a total Company cost of $11,145, and LSF8 elected to provide for the full vesting of Mr. Preston’s LTIP pool units such that any future payments, if any, with respect to such pool units will be made to Mr. Preston’s estate.

Mr. James Bachmann

Pursuant to his employment agreement, in the event that Mr. Bachmann’s employment is terminated by the Company without Cause or he resigns for Good Reason (in each case, as defined in such agreement), then subject to his execution and non-revocation of a waiver and general release of claims in a form provided by the Company and his compliance with the confidentiality, non-compete, non-solicitation and non-disparagement restrictive covenants contained in his employment agreement, he would be entitled to any accrued payments or benefits and continued payment of his base salary for a period of 24 months.

Other NEOs

Under the Lafarge North America Inc. Severance Pay Plan, or the Severance Plan, each of our NEOs was eligible to receive severance benefits in the event that his employment was involuntarily terminated and such termination constituted a “separation from service” under Code Section 409A, each of which we refer to as a Qualifying Termination. Under the Severance Plan, if an NEO experienced a Qualifying Termination, the NEO was entitled, subject to his execution of a general release and waiver of legal claims, to continue to receive an amount equal to six months’ base salary, paid in the same manner and amount as prior to his Qualifying Termination. The NEO would also be eligible to receive up to an additional 12 months of base salary, paid monthly, if he is unable to locate substantially equivalent employment within 18 months of the Qualifying Termination. The Severance Plan also provides for continued health benefits for so long as the participant is receiving base salary payments, pursuant to the terms of the Severance Plan. All benefits payable under the Severance Plan are subject, in time and manner of payment, to compliance with Code Section 409A. Following the Acquisition, the Company committed to providing Messrs. Power and Romps with the same level of severance benefits provided under the Severance Plan for a period of at least 12 months.

Except as set forth above, our NEOs do not participate in any plans or programs, providing for the payment of additional compensation or benefits in the event of a change in control of the Company, except the LTIP. As discussed above pursuant to the LTIP, pool units generally become vested only upon the occurrence of a vesting monetization event that occurs prior to August 30, 2018, subject to continued employment through the date of the event. All vested and unvested pool units will generally be forfeited upon any termination of employment; provided, however that a participant will retain the right to receive payment in respect of vested units, but only with respect to monetization events that occurred prior to the participant’s termination of employment. As noted above, following his death, LSF8 amended Mr. Preston’s LTIP award agreement to provide for full vesting of the 400,000 pool units he held thereunder and future payments, if any, with respect to such pool units will be made to Mr. Preston’s estate. In addition, with respect to Messrs. Bachmann’s and Power’s pool units, upon his termination of employment either by the Company without cause (as defined in the LTIP) or his resignation for good reason (as defined in the LTIP), in either case, within 12 months following a major transaction, Mr. Bachmann or Mr. Power, as applicable, will be deemed vested with respect to 50% of his pool units and shall be entitled to retain those vested pool units following such termination of employment.

Generally, for purposes of the LTIP, a monetization event occurs when:

•	LSF8 or the Company is converted, merged, consolidated or reorganized into or with another corporation or other legal person and, immediately after such conversion, merger, consolidation, or reorganization, less than a majority of the combined voting power of the then-outstanding equity securities of such corporation or other legal person immediately after such transaction are held in the aggregate by the holders of voting securities of LSF8 immediately prior to such transaction;

•	the equityholders of LSF8 sell, transfer or exchange more than 50% of the combined voting power of the then-outstanding equity securities of LSF8 or the Company to an unrelated third party, or (B) LSF8 or its subsidiaries sell, transfer or exchange more than 50% in value of their aggregate assets to any other entity or other legal person, and less than a majority of the combined voting power of the then outstanding equity securities of such entity or person immediately after such sale are held in the aggregate by the holders of voting securities of LSF8 immediately prior to such sale;

•	a firm commitment underwritten public offering occurs that is registered under the Securities Act of 1933, as amended, of the equity interests of LSF8, the Company, another subsidiary of LSF8 or a respective successor entity where either (A) the members’ interest in the voting securities of LSF8, a subsidiary or a respective successor entity, as applicable, is reduced to below 50% as a result of such public offering or (B) LSF8 determines, in its sole and absolute discretion, that such public offering constitutes a monetization event for purposes of the LTIP; or

•	LSF8 pays dividends or distributions (whether pursuant to a regular dividend, extraordinary dividend, non-dividend distribution, redemption, recapitalization, or otherwise) (a “cash distribution”).

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

For purposes of the LTIP, a major transaction occurs if LSF8 or the Company acquires, merges or is reorganized into or with another unrelated corporation, which corporation at the time of such transaction has a fair market value (as determined by the administrator of the LTIP in its sole discretion) equal to or greater than the beginning equity value under the LTIP.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards made to the NEOs under the Company’s 2014 Stock Incentive Plan as of the end of the fiscal year ended December 31, 2014.

	Option Awards (1)					Stock Awards (1)
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(2)
James Bachmann	—		15,000	14.00	2/4/2024	5,000	88,650
Isaac Preston	60,000	(3)	—	14.00	11/25/2015(3)	—	—
Timothy Power	—		7,500	14.00	2/4/2024	5,500	97,515
Dennis Romps	—		7,500	14.00	2/4/2024	5,000	88,650

(1)	All stock option and stock awards were granted on February 4, 2014 in connection with the Company’s Initial Public Offering. All awards vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(2)	The market value of outstanding awards of restricted stock is computed by using the closing price of a share of the Company’s common stock on December 31, 2014, which was $17.73.
(3)	Mr. Preston’s February 4, 2014 stock option award vested in full immediately upon his passing and his estate may exercise the award until the date that is 12 months following the date of his passing, in each case pursuant to the terms of the option award agreement.

Director Compensation

Each of our independent directors receives an annual retainer of $50,000 per year, with an additional $2,500 annual fee for service as the chairman of the board or as chairperson of a committee of the board. Commencing on January 1, 2015, the annual fee for service as the audit committee chairperson was increased from $2,500 to $5,000 per year. In addition, we pay our independent directors a fee of $1,500 for each meeting attended in person or telephonically. Independent directors also receive an annual equity grant. Such cash fees are paid quarterly in arrears. Directors who are also members of management or affiliated with Lone Star are not separately compensated for their services as a director.

The table below sets forth the compensation paid (or credited) to each of the Company’s non-management directors during fiscal 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	Total ($)
Edward Bosowski	59,000	11,662	17,850	88,512
Michael O. Moore	69,000	11,662	17,850	98,512
Jack Sweeny	63,500	11,676	17,850	93,026

(1)	Represents the aggregate grant date fair value of restricted stock awards granted under the 2014 Stock Incentive Plan in accordance with ASC 718. The fair value reported equals the number of restricted shares granted to each independent director multiplied by the Company’s initial public offering price of $14.00 per share. A grant of 834 shares of restricted stock was made to Mr. Sweeny and a grant of 833 shares of restricted stock was made to each of Messrs. Bosowski and Moore on February 4, 2014 in connection with the Company’s initial public offering. Mr. Sweeny held 834 shares of restricted stock and Messrs. Bosowski and Moore each held 833shares of restricted stock at December 31, 2014.

(2)	Represents the grant date fair value of options granted under the 2014 Stock Incentive Plan in accordance with ASC 718. A grant of 2,500 stock options was made to each independent director on February 4, 2014 in connection with the Company’s initial public offering. Each of the three independent directors held 2,500 stock options at December 31, 2014. Please refer to Note 16 in Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions used to calculate these amounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2014, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under the 2014 Stock Incentive Plan, our only equity compensation plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights .	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
	(a)	(b)
Equity compensation plans approved by security holders	142,000	$14.00	1,418,200
Equity compensation plans not approved by security	—	—	—
Total	142,000	$14.00	1,418,200

Security Ownership

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 24, 2015 by (1) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of February 24, 2015 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o Continental Building Products, Inc., 12950 Worldgate Drive, Suite 700, Herndon, Virginia 20170.

	Shares of common stock beneficially owned as of December 31, 2014
Name of Beneficial Owner	Shares of common stock	Percentage of Total Outstanding Common Stock (%)
5% Stockholder
LSF8 Gypsum Holdings, L.P. (1)	22,489,250	51.0%
Capital World Investors (2)	2,705,000	6.1%
Named Executive Officers
James Bachmann (3)	8,750	*
Timothy Power (4)	7,375	*
Dennis Romps (5)	6,875	*
Directors
Bradley P. Boggess (6)	—	—
Edward Bosowski (7)	1,458	*
Samuel D. Loughlin (8)	—	—
Michael O. Moore (9)	1,458	*
Chadwick S. Suss	—	—
Jack Sweeny (10)	1,459	*
Kyle S. Volluz (11)	—	—
Grant Wilbeck (12)	—	—
All current directors and executive officers as a group (14 persons) (13)	34,250	*

*	Represents less than one percent.
(1)	LSF8 Gypsum Holdings, L.P., a Delaware limited partnership is controlled by LSF VIII International Finance, L.P., a Bermuda limited partnership, which is controlled by its general partner, Lone Star Partners VIII, L.P., a Bermuda limited partnership, which is controlled by its general partner Lone Star Management Co. VIII, Ltd., a Bermuda exempted limited company, which is controlled by its sole owner (shareholder) John P. Grayken. The address for all of these persons, other than LSF VIII International Finance, L.P., Lone Star Partners VIII, L.P., Lone Star Management Co. VIII, Ltd. and Mr. Grayken, is 2711 North Haskell Avenue, Suite 1700, Dallas, Texas 75204. The address for LSF VIII International Finance, L.P., Lone Star Partners VIII, L.P. and Lone Star Management Co. VIII, Ltd. is Washington Mall, Suite 304, Third Floor, 7 Reid Street, Hamilton HM 11, Bermuda. The address for Mr. Grayken is Pyrford Court, Pyrford Common Road, Woking, Surrey, GU22 8UB, England, United Kingdom.
(2)	The information regarding the beneficial ownership of Capital World Investors is based on the Schedule 13G filed with the SEC thereby on February 13, 2015. The address for Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071.
(3)	Includes 3,750 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.
(4)	Includes 1,875 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.
(5)	Includes 1,875 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.
(6)	Mr. Boggess owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(7)	Includes 625 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.
(8)	Mr. Loughlin owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(9)	Includes 625 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.
(10)	Includes 625 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.
(11)	Mr. Volluz owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(12)	Mr. Wilbeck owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(13)	Includes 11,250 options to purchase shares of Company common stock that were exercisable as of February 24, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships with Lone Star and Affiliates

Asset Advisory Fees

Effective August 30, 2013, we entered into an Asset Advisory Agreement with Hudson Americas LLC and Lone Star Fund VIII (U.S.), L.P., both affiliates of our sole equityholder. Pursuant to the Asset Advisory Agreement, Hudson Americas provided us with certain oversight functions in connection with the management of our business and assets, including: (i) communicating and coordinating with our personnel and service providers; (ii) assisting and advising us in the pursuit of our strategic plan and managing our assets in furtherance of our strategic plan; and (iii) obtaining and maintaining all required licenses, permits, certificates, consents and other approvals with respect to our assets. In addition, the agreement permitted, but did not require, Hudson Americas to provide us with certain ancillary services, such as financial accounting and reporting, tax accounting, preparation and reporting, treasury, risk management, legal and compliance, record keeping and operating company oversight. Pursuant to the Asset Advisory Agreement, we paid Hudson Americas an amount equal to 110% of the actual costs of the manager and ancillary services or 110% of the hourly billing rates of the individual billing rates of the individuals performing such services, as applicable.

Upon the consummation of our Initial Public Offering in February 2014, we terminated the Asset Advisory Agreement for a one-time termination payment of $2.0 million. We did not pay any other fees under the Asset Advisory Agreement in fiscal year 2014.

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

Registration Rights Agreement

We entered into a registration rights agreement with Lone Star in connection with the consummation of our Initial Public Offering. The terms of the registration rights agreement include provisions for demand registration rights and piggyback registration rights in favor of Lone Star. The registration rights agreement does not provide for the payment of any consideration by us to Lone Star if a registration statement for the resale of shares of common stock held by Lone Star is not declared effective or if the effectiveness is not maintained. Currently, 22,489,250 shares of common stock are entitled to these registration rights.

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

Audit and Non-Audit Fees

Set forth below are the fees billed to the Company to its independent registered public accounting firm, Ernst & Young, for the fiscal periods indicated.

	2014	2013
Audit fees	$940,000	$1,195,800
Tax fees	$61,300
All other fees	88,000	—

Total	$1,089,300	$1,195,800

Audit Fees — Consist of fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements; the reviews of the Company’s quarterly results of operations and reports on Form 10-Q; and the services that an independent auditor would customarily provide in connection with audits of the Company’s subsidiaries, other regulatory filings, and similar engagements for each fiscal year shown, such as consents and reviews of documents filed with the SEC.

Tax Fees — Consist of fees for tax compliance, tax advice and tax planning.

All Other Fees — Consist of fees for professional services provided in connection with the preparation of the Initial Public Offering and subsequent offerings of the Company’s stock, the registration of the Company’s long-term equity compensation plan, and the Company’s implementation of a new information technology system.

Pre-Approval Policies and Procedures

In connection with our Initial Public Offering, the Board of Directors has adopted a written policy for the pre-approval of certain audit and non-audit services which Ernst & Young provides. The policy balances the need to ensure the independence of Ernst & Young while recognizing that in certain situations Ernst & Young may possess both the technical expertise and knowledge of the Company to best advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Certain basic services may also be pre-approved by the Chairman of the Audit Committee under the policy. However, any service that is not specifically pre-approved under the policy must be specifically pre-approved by the Audit Committee if it is to be provided by the independent registered public accounting firm. In determining whether or not to pre-approve services, the Audit Committee determines whether the service is a permissible service under the SEC’s rules, and, if permissible, the potential effect of such services on the independence of the Company’s independent registered public accounting firm. All of the fees identified in the table above were approved in accordance with SEC requirements and, following our Initial Public Offering, pursuant to the policies and procedures described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Building Products, Inc.

By:	/s/ James Bachmann
Name:	James Bachmann
Title:	President, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.

Signature	Title	Date

/s/ James Bachmann James Bachmann	President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)	February 25, 2015

/s/ Dennis Romps Dennis Romps	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2015

/s/ Bradley P. Boggess Bradley P. Boggess	Director	February 25, 2015

/s/ Edward Bosowski Edward Bosowski	Director	February 25, 2015

/s/ Samuel D. Loughlin Samuel D. Loughlin	Chairman of the Board; Director	February 25, 2015

/s/ Michael O. Moore Michael O. Moore	Director	February 25, 2015

/s/ Chadwick S. Suss Chadwick S. Suss	Director	February 25, 2015

/s/ Jack Sweeny Jack Sweeny	Director	February 25, 2015

/s/ Kyle S. Volluz Kyle S. Volluz	Director	February 25, 2015

/s/ Grant Wilbeck Grant Wilbeck	Director	February 25, 2015

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.

(a)	3. Exhibits

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of June 24, 2013, by and between Lafarge North America Inc. and Lone Star U.S. Acquisitions, LLC.	(b)

2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 28, 2013, by and between Lafarge North America Inc., Lone Star U.S. Acquisitions, LLC, Continental Building Products, LLC, Continental Silver Grove, LLC, Continental Palatka, LLC and Continental Buchanan, LLC.	(b)

2.3	Amendment No. 2 to Asset Purchase Agreement, dated as of August 29, 2013, by and between Lafarge North America Inc., Lone Star U.S. Acquisitions, LLC, Continental Building Products, LLC, Continental Silver Grove, LLC, Continental Palatka, LLC and Continental Buchanan, LLC.	(b)

3.1	Certificate of Incorporation of the Company.	(d)

3.2	Bylaws of the Company	(b)

4.1	Form of Registration Rights Agreement between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P.	(b)

10.1	Asset Advisory Agreement by and between Hudson Americas LLC, Continental Building Products, Inc. and Lone Star Fund VIII (U.S.), L.P., effective as of August 30, 2013.	(b)

10.2^	Synthetic Gypsum Supply Agreement dated as of December 11, 2007 between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.3^	Amended and Restated Gypsum Contract dated as of June 8, 2005 between The Cincinnati Gas & Electric Company (an operating owner of the Miami Fort Generating Station) and Lafarge North America, Inc.	(b)

10.4^	Gypsum Contract dated as of December 29, 1998 among Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), The Dayton Power and Light Company, Columbus Southern Power Company (each an owner of the Wm. H. Zimmer Generating Station) and Lafarge North America Inc. (formerly known as Lafarge Corporation).	(b)

10.5^	Synthetic Gypsum Supply Agreement dated as of December 11, 2007 between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.6^	Gypsum Contract dated as of August 9, 1999 between Seminole Electric Cooperative, Inc. and Lafarge North America Inc.	(b)

10.7^	Paper Supply Agreement dated as of February 18, 2000 between Seven Hills Paperboard, LLC and Lafarge North America Inc. (formerly known as Lafarge Corporation).	(b)

10.8	Continental Building Products, Inc. 2014 Stock Incentive Plan.	(d)

10.9#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Unit Award.	(a)

Exhibit No.	Description of Exhibit

10.10#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Award.	(a)

10.11#	Form of Grant Notice for 2014 Stock Incentive Plan Nonqualified Stock Options.	(a)

10.12#	Form of Grant Notice for 2014 Stock Incentive Plan Incentive Stock Options.	(a)

10.13	Termination Agreement, dated as of December 20, 2013, by and between Hudson Americas LLC, Continental Building Products, Inc. and Lone Star Fund VIII (U.S.), L.P.	(b)

10.14	First Lien Credit Agreement, dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, Continental Building Products Canada Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent.	(b)

10.15	Incremental Assumption Agreement and Amendment No. 1, dated as of December 2, 2013, to the First Lien Credit Agreement dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, Continental Building Products Canada Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent.	(b)

10.16	Second Lien Credit Agreement, dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent, as amended on December 2, 2013.	(b)

10.17	Incremental Assumption Agreement and Amendment No. 1, dated as of December 2, 2013, to the Second Lien Credit Agreement dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, Continental Building Products Canada Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent.	(b)

10.18#	Form of Indemnification Agreement for officers and directors	(b)

10.19^	First Amendment to Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America Inc., effective as of February 16, 2009.	(b)

10.20	Assignment and Assumption Agreement, dated as of May 10, 2010, by and between Synthetic Materials, LLC and Mirant Mid-Atlantic, LLC, assigning the Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.21^	Letter of Understanding, dated January 4, 2010, by and between Duke Energy Corporation and Lafarge North America, Inc. revising the Amended and Restated Gypsum Contract, dated as of June 8, 2005, by and between The Cincinnati Gas & Electric Company (operating owner of the Miami Fort Generating Station) and Lafarge North America Inc.	(b)

10.22^	December 2009 Amendment to Gypsum Contract, dated as of December 29, 1998, by and among Duke Energy Ohio, Inc. (formerly known as The Cincinnati Gas & Electric Company), The Dayton Power and Light Company and Columbus Southern Power Company (each an owner of the Wm. H. Zimmer Generating Station) and Lafarge North America, Inc. (formerly known as Lafarge Corporation), effective December 22, 2009.	(b)

10.23^	Process for Managing Surplus Gypsum, dated as of December 3, 2010, by and between Duke Energy Ohio and Lafarge North America, Inc.	(b)

Exhibit No.	Description of Exhibit

10.24^	Amendment No. 1 to Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America, Inc., effective as of December 22, 2008.	(b)

10.25^	Amendment One to Gypsum Contract, dated as of August 9, 1999, by and between Seminole Electric Cooperative, Inc. and Lafarge North America, Inc. (formerly known as Lafarge Corporation), effective December 11, 2008.	(b)

10.26#	Employment Agreement, dated as of January 1, 2014, by and between Continental Building Products, Inc. and Isaac N. Preston (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1).	(d)

10.27#	Employment Agreement, dated as of January 1, 2014, by and between Continental Building Products, Inc. and James Bachmann.	(b)

21.1	List of Subsidiaries of the Company.	*

23.1	Consent of Ernst & Young LLP.	*

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
^	Certain portions of this exhibit have been redacted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(a)	Previously filed on December 24, 2013 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.
(b)	Previously filed on January 10, 2014 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.
(c)	Previously filed on January 23, 2014 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.
(d)	Previously filed on January 31, 2014 as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.