Form 10-Q
period 2015-03-31
Continental Building Products, Inc.
filed 2015-05-06
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2015 was 44,120,336.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Continental Building Products, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net Sales	$92,176	$86,973
Costs, expenses and other income:
Cost of goods sold	71,675	73,196
Selling and administrative	8,428	7,496
Long Term Incentive Plan funded by Lone Star	4,171	—

Total costs and operating expenses	84,274	80,692

Operating income (loss)	7,902	6,281
Other expense, net	(448)	(5,186)
Interest expense, net	(4,221)	(14,176)

Income (loss) before earnings on equity method investment and income tax	3,233	(13,081)
Earnings from equity method investment	59	—

Income (loss) before income tax	3,292	(13,081)
Income tax (expense) benefit	(1,272)	4,458

Net income (loss)	$2,020	$(8,623)

Net income (loss) per common share:
Basic	$0.05	$(0.22)
Diluted	$0.05	$(0.22)
Weighted average shares outstanding:
Basic	44,076,513	39,493,722
Diluted	44,092,900	39,493,722

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income (loss)	$2,020	$(8,623)
Foreign currency translation adjustment	(1,563)	(841)
Gain on derivatives qualifying as cash flow hedges, net of tax	93	—

Other comprehensive income (loss), net of tax	(1,470)	(841)

Comprehensive income (loss)	$550	$(9,464)

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	As of March 31, 2015 (unaudited)	As of December 31, 2014
Assets
Cash	$18,505	$15,627
Receivables, net	38,053	40,152
Inventories	32,920	29,564
Prepaid and other current assets	7,337	8,330
Deferred taxes, current	3,155	3,157

Total current assets	99,970	96,830
Property, plant and equipment, net	345,118	353,652
Customer relationships and other intangibles, net	106,216	110,809
Goodwill	119,945	119,945
Equity method investment	10,765	10,919
Debt issuance costs	8,369	8,826

Total Assets	$690,383	$700,981

Liabilities and equity
Accounts payable	$22,355	$24,561
Accrued and other liabilities	7,740	11,428
Notes payable, current portion	—	—

Total current liabilities	30,095	35,989
Deferred taxes and other long-term liabilities	12,812	12,494
Notes payable, non-current portion	339,236	349,125

Total liabilities	382,143	397,608

Equity
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized, 44,120,336 and 44,069,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	44	44
Additional paid-in capital	292,710	288,393
Accumulated other comprehensive income (loss)	(4,530)	(3,060)
Accumulated earnings	20,016	17,996

Total equity	308,240	303,373

Total liabilities and equity	$690,383	$700,981

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net income (loss)	$2,020	$(8,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,129	13,883
Bad debt expense	(175)	—
Amortization of debt issuance costs and debt discount	547	7,526
Loss on disposal of property, plant and equipment	42	—
Earnings from equity method investment	(59)	—
Share based compensation	146	86
Deferred taxes	366	(4,329)
Change in assets and liabilities:
Receivables	2,171	(5,994)
Inventories	(3,540)	(9,817)
Prepaid expenses and other current assets	962	(459)
Accounts payable	(1,963)	(1,993)
Accrued and other current liabilities	(3,479)	(6,350)
Other long term liabilities	(45)	129

Net cash provided by (used in) operating activities	10,122	(15,941)

Cash flows from investing activities:
Capital expenditures	(721)	(549)
Software purchased or developed	(296)	(735)
Distributions from equity method investment	214	—

Net cash used in investing activities	(803)	(1,284)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	151,354
Principal payments for First Lien Credit Agreement	(10,000)	(1,038)
Repayment of Second Lien Credit Agreement	—	(155,000)
Proceeds from revolving credit facility, net	—	13,500
Capital Contribution from Lone Star Funds	4,171	—

Net cash (used in) provided by financing activities	(5,829)	8,816

Effect of foreign exchange rates on cash and cash equivalents	(612)	(357)
Net change in cash and cash equivalents	2,878	(8,766)
Cash, beginning of period	15,627	11,822

Cash, end of period	$18,505	$3,056

See accompanying notes to unaudited financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, or the “Company”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the three months ended March 31, 2015 and March 31, 2014 contain activity of the acquired business.

The Company manufactures gypsum wallboard and related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.

The Acquisition

On June 24, 2013, Lone Star Funds (“Lone Star”) entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for a total purchase price of approximately $703 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.

Initial Public Offering

On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock at an offering price of $14.00 per share (the “Initial Public Offering”). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star (See Note 10, Related Party Transactions). The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 13, Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol “CBPX”.

Secondary Public Offering

On March 18, 2015, LSF8 Gypsum Holdings, L.P. (“LSF8”), an affiliate of Lone Star, sold 5,000,000 shares of the Company’s common stock. As a result of the sale, the aggregate beneficial ownership of Lone Star fell below 50% of the Company’s outstanding shares of common stock and the Company no longer qualified as a “Controlled Company” under the corporate governance standards of New York Stock Exchange. As of the closing of the offering and March 31, 2015, the Company was in compliance with the New York Stock Exchange transition rules regarding the loss of Controlled Company status. The decrease in ownership by Lone Star or its affiliates to below 50% triggered an aggregate of $4.2 million in payments to certain officers and the estate of our former CEO under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan which are funded by LSF8 (See Note 10, Related Party Transaction). As these payments arose out of employment with the Company, the $4.2 million expense was recorded on the Company’s books in the first quarter of 2015 and will also be deductible for tax purposes.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for CBP have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Basis of Presentation for Interim Periods

Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company and results of operations and cash flows for the periods presented.

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Seasonal changes and other conditions can affect the sales volumes of the Company’s products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.

The financial statements should be read in conjunction with CBP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year then-ended (the “2014 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017 and requires retroactive application on either a full or modified basis. Early application is not permitted. The Company is currently evaluating ASU 2014-09 to determine its impact on its consolidated financial statements and disclosures. In April 2015, the FASB proposed to defer implementation of this ASU by one year. Under this proposal, the ASU will be effective for the Company in the first quarter of 2018.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern : Presentation of Financial Statements— Going Concern (Subtopic 205-40). This ASU defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, it requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The provisions of ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The ASU should be applied on a prospective basis. The Company believes the adoption of this ASU will not have a material impact on the Company’s disclosures.

In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 will be effective for the Company in the first quarter of 2016. Early adoption is permitted. Upon adoption, the guidance must be applied retroactively to all periods presented in the financial statements. The adoption of this guidance will result in a reclassification of debt issuance costs on the Company’s balance sheet, but will not have a material impact on our results of operations.

3. Receivables

Receivables consist of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014
Trade receivables	$39,979	$42,460
Total allowances	(1,926)	(2,308)

Total receivables, net	$38,053	$40,152

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. Inventories

Inventories consist of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014
Finished products	$7,899	$4,875
Raw materials	17,151	17,010
Supplies and other	7,870	7,679

Total inventories	$32,920	$29,564

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of March 31, 2015	As of December 31, 2014
Land	$12,927	$12,930
Buildings	111,782	111,506
Plant machinery	269,940	269,633
Mobile equipment	3,518	3,448
Construction in progress	2,857	3,165

Property, plant and equipment, at cost	401,024	400,682
Accumulated depreciation	(55,906)	(47,030)

Total property, plant and equipment, net	$345,118	$353,652

Depreciation expense was $8.9 million for the three months ended March 31, 2015 and $8.8 million for the three months ended March 31, 2014.

6. Software and Other Intangibles

Customer relationships and other intangibles consist of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014
Customer relationships	$116,663	$117,243
Purchased and internally developed Software	4,477	4,332
Trademarks	14,833	14,905

Customer relationships and other intangibles, at cost	135,973	136,480
Accumulated amortization	(29,757)	(25,671)

Customer relationships and other intangibles, net	$106,216	$110,809

Amortization expense was $4.2 million for the three months ended March 31, 2015 and $5.1 million for the three months ended March 31, 2014.

Amortization of customer relationships is done over a 15-year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.

Amortization expense related to capitalized software was $0.4 million for three months ended March 31, 2015. No amortization for capitalized software was recorded for the three months ended March 31, 2014 as development of a new ERP system was in process and the software not yet put into service. Software development costs are amortized over a three-year life with the expense recorded in selling and administrative expense.

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014
Vacation and other employee-related costs	$2,468	7,945
VAT taxes	811	1,220
Income taxes	—	—
Long Term Incentive Plan funded by Lone Star	1,963	—
Other	2,498	2,263

Total accrued and other liabilities	$7,740	$11,428

8. Income Taxes

The Company’s projected estimated effective tax rate for the 2015 fiscal year is approximately 38% and the Company did not recognize any discrete tax items for the three months ended March 31, 2015. At both, March 31, 2015 and December 31, 2014, there was a valuation allowance of $0.4 million related to the Company’s Canadian operations.

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

9. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. During the three months ended March 31, 2015 and March 31, 2014, total expenses under operating leases were $1.1 million and $1.4 million, respectively. The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials.

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at March 31, 2015:

(in thousands)	Total	Remaining 2015	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$5,934	$1,321	$1,320	$1,183	$616	$1,494	$—	$—
Purchase commitments	163,165	23,406	29,414	29,296	19,410	16,529	14,145	30,965

Total commitments	$169,099	$24,727	$30,734	$30,479	$20,026	$18,023	$14,145	$30,965

(1)	Future minimum lease payments over the non-cancelable lease terms of the operating leases.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At March 31, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $3.6 million and $4.8 million, respectively.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a materially adverse effect on the Company’s financial condition, results of operations or liquidity.

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2015 and March 31, 2014, such liabilities were not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

In March 2015, a group of homebuilders commenced a lawsuit against the Company and other US wallboard manufacturers alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The complaint also alleges that the manufacturers agreed to abolish the use of “job quotes” and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The Company denies any wrongdoing of the type alleged in the complaint and believes that it has meritorious defenses to the allegations and will vigorously defend itself in this case. The case has been transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.

10. Related Party Transactions

Since the Acquisition, the Company is no longer part of Lafarge N.A. but had a Transition Services Agreement to help with certain ongoing back-office functions. These functions included, among others, accounting, treasury, tax, and information technology services. The Company paid Lafarge N.A. a fee for these services of $129,700 per month through September 2014. Thereafter, the Company reduced the services provided by Lafarge N.A. and the fees paid until the Agreement was terminated in December 2014.

On August 30, 2013, the Company entered into an advisory agreement with an affiliate of Lone Star to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company paid 110% of actual costs for the services provided. No services were provided in the first quarter of 2014. The agreement was terminated upon the closing of the Initial Public Offering in the first quarter of 2014 and in connection therewith, the Company paid a termination fee of $2.0 million that is included in non-operating expense.

In connection with the March 2015 secondary public offering, certain executives of the Company earned incentive payments totaling approximately $4.2 million. These payments were earned under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan (the “LTIP”). Under the LTIP, certain of the Company’s officers and the estate of the Company’s former CEO are eligible to receive payments from LSF8 in the event of a monetization event, as further described in the 2014 10-K. LSF8 is responsible for funding any payments under the LTIP, including those paid in connection with the March 2015 secondary public offering (See Note 1, Background and Nature of Operations). As these payments arose out of employment with the Company, the Company is required to record the expense of these payments and recognize the funding by LSF8 as additional paid in capital. The $4.2 million related to the March 2015 secondary public offering was recorded as an expense to the Company, that will also be tax deductible, and a capital contribution by LSF8 in the first quarter of fiscal 2015.

11. Investment in Seven Hills

The Company is a party to a paperboard liner venture with an unaffiliated third-party named Seven Hills Paperboard, LLC (“Seven Hills”) that provides the Company with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements.

The Company has evaluated the characteristics of its investment and determined that Seven Hills would be deemed a variable interest entity, but that it did not have the power to direct the principal activities most impacting the economic performance of Seven Hills, and is thus not the primary beneficiary. As such, the Company accounts for this investment in Seven Hills under the equity method of accounting.

Paperboard purchased from Seven Hills was $11.1 million and $12.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, the Company has certain paper purchase commitments to Seven Hills totaling $39.6 million through 2018.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2015 and 2014, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

The only assets or liabilities the Company had at March 31, 2015 that are recorded at fair value on a recurring basis are the interest rate cap that the Company entered into on March 31, 2014 that had zero fair value as of March 31, 2015 (see Note 13, Debt) and a fair value of $0.03 million as of December 31, 2014, and natural gas hedges that had a negative fair value of $0.8 million at March 31, 2015, net of tax amount of $0.5 million, and $0.9 million at December 31, 2014, net of tax amount of $0.5 million. Both the interest rate cap and the natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from the counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

13. Debt

Debt consists of the following:

(in thousands)	As of March 31, 2015	As of December 31, 2014
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at March 31, 2015 and 3.75% at March 31, 2014	$341,988	$351,988
Less: Original issue discount (net of amortization)	(2,752)	(2,863)

Total debt	339,236	349,125
Less: Current portion of long-term debt	—	—

Long-term debt	$339,236	$349,125

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

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During the first quarter of 2015, the Company pre-paid $10.0 million of principal payments and no further quarterly mandatory principal payments are required until the final payment of $342.0 million due on August 28, 2020. The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.7% at March 31, 2015.

There were no amounts outstanding under the Revolver as of March 31, 2015. The interest rate on amounts outstanding under the Revolver is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver, based on draws and outstanding letters of credit and non-existence of violations of covenants, was $46.4 million at March 31, 2015.

Total cash interest paid for the three months ended March 31, 2015 and March 31, 2014 was $3.5 million and $6.6 million, respectively.

The table below shows the future minimum principal payments due under the First Lien Credit Agreement.

(in thousands)	Amount Due
2015	—
2016	—
2017	—
2018	—
2019	—
Thereafter	$341,988

Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, a limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and applies only if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. If the financial covenant were applicable, it would require a leverage ratio below 6.0 as of March 31, 2015. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at March 31, 2015, the financial covenant was not applicable for the quarter.

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

Commodity Derivative Instruments

As of March 31, 2015, the Company had 1,125 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage natural gas price exposures. All of these contracts mature by October 31, 2015. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification (“ASC”) 815-20, Derivatives—Hedging . For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive income (loss), as of March 31, 2015 was $0.8 million, which is net of a tax amount of $0.5 million. No ineffectiveness was recorded on these contracts during the fiscal year 2014 and the first quarter of 2015. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

On a pre-tax basis, for the quarter ended March 31, 2015, approximately $0.1 million of gains were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of gain reclassified from accumulated other comprehensive income into income was nominal. As of March 31, 2015, $0.8 million was recorded in other current liabilities.

Interest Rate Derivative Instrument

At March 31, 2015, the Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a notional amount of $204.4 million, representing 59.8% of the principal amount outstanding under the First Lien Credit Agreement as of March 31, 2015. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015. The objective of the hedge is to protect the cash flows from adverse extreme market interest rate changes for a portion of the First Lien Credit Agreement through March 31, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge.

Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded a $0.03 million loss for the three months ended March 31, 2015. The fair value of the time value of the interest rate cap was $0 as of March 31, 2015.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of March 31, 2015, the Company’s derivatives were in a $0.8 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of March 31, 2015, the Company had no collateral posted with its counterparties related to the derivatives.

15. Segment Reporting

Segment information is presented in accordance with ASC 280, Segment Reporting , which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard which represented approximately 96% and 95% of the Company’s revenues for the first quarter of 2015 and 2014, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

Revenues from the major products sold to external customers include gypsum wallboard and finishing products.

The Company’s two geographic areas consist of the United States and Canada for which it reports net sales, fixed assets and total assets.

The Company evaluates operating performance based on profit or loss from operations before certain adjustments as shown below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company did not provide asset information by segment as the Company’s Chief Operating Decision Maker does not use such information for purposes of allocating resources and assessing segment performance.

Reportable segment information consists of the following:

(in thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Sales:
Wallboard	88,743	82,918
Other	3,433	4,055

Total net sales	92,176	86,973

Operating income (loss):
Wallboard	7,778	6,356
Other	124	(75)

Total operating income (loss)	7,902	6,281

Adjustments:
Interest Expense	(4,221)	(14,176)
Gain (loss) from Equity Investment	59	—
Other non-operating expenses	(448)	(5,186)

Income (loss) before income tax benefit	3,292	(13,081)

Depreciation and Amortization
Wallboard	12,835	13,583
Other	294	300

Total depreciation and amortization	13,129	13,883

16. Share-Based Compensation

In conjunction with the Initial Public Offering, the Company granted certain employees and independent members of the Board of Directors an aggregate of 142,000 stock options and 75,000 shares of restricted stock that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect at the time of the grant; (b) a dividend yield of 0% as the Company currently has no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date.

On March 2, 2015, the Company granted certain employees and independent members of the Board of Directors 62,070 Restricted Stock Units (“RSUs”) and 40,050 RSUs that are subject to certain performance conditions (“PRSUs”). Of the 62,070 RSUs, 7,580 fully vest after one year, and 54,490 vest ratably over four years. The PRSUs vest on December 31, 2017, with the exact number of PRSUs vested subject to the achievement of certain performance conditions through December 31, 2016. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on our performance relative to a cumulative two year EBITDA target for fiscal years 2015 and 2016. The fair value of each RSU and PRSU is equal to the market price of our common stock at the date of the grant.

The following table summarizes RSA, RSU and PRSU activity for the three months ending March 31, 2015:

	Number of RSAs	Number of RSUs	Number of PRSUs	Weighted Average Grant Date Value
Non-Vested, December 31, 2014	55,000	—	—	$14.00
Granted	—	62,070	40,050	$21.07
Forfeited	(1,500)	—	—	$14.00
Vested	(13,750)	—	—	$14.00

Non-Vested, March 31, 2015	39,750	62,070	40,050	$19.09

The following table summarizes stock option activity for the three months ending March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Oustanding, January 1, 2015	142,000	$14.00
Granted	—	—
Forefeited	(1,444)	$14.00
Exercised	—	—

Outstanding, March 31, 2015	140,556	$14.00	$1,207,376	8.86

Exercisable, March 31, 2015	80,500	$14.00	$691,495	8.86
Vested and Expected to Vest, March 31, 2015	140,556	$14.00	$1,207,376	8.86

Unearned compensation related to stock options as of March 31, 2015 of $0.4 million will be recognized over a weighted average remaining period of approximately three years. Compensation expense of $0.1 million was recorded for share-based awards for the three months ended March 31, 2015 and 2014.

Employee Stock Purchase Plan

Effective February 18, 2015, subject to approval by the Company’s stockholders at the Company’s upcoming 2015 Annual Stockholder Meeting to be held on May 20, 2015, the Company adopted an Employee Stock Purchase Plan (“ESPP”), that will enable employees to purchase the Company’s shares at a discount. The ESPP authorizes the issuance of up to 600,000 shares of the Company’s common stock, but actual shared issued will depend on plan participation. Shares issued under the ESPP will reduce, on a share-for-share basis, the number of shares of the Company’s common stock already available for issuance pursuant to the Company’s 2014 Stock Incentive Plan. Employees contribute to the ESPP through payroll deductions over a twelve month offering period and are limited to the lower of 10% of the employee’s salary or $10,000 per employee. The first offering period will commence on May 1, 2015.

17. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding assuming the 32,304 for one stock split occurred as of January 1, 2014 and taking into account the issuance of 11,765,000 new shares on February 10, 2014 in connection with the Initial Public Offering. Diluted earnings and loss per share is based on the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted stock, restricted stock units and stock options.

Earnings (Loss) Per Share

(in thousands, except per share data)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income (loss)(in thousands)	$2,020	$(8,623)
Weighted average shares outstanding - basic	44,077	39,494
Dilutive effect of stock options	16	—

Weighted average shares outstanding - diluted	44,093	39,494
Net income per common share:
Basic	$0.05	$(0.22)
Diluted	$0.05	$(0.22)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with “Risk Factors,” “Forward-Looking Statements,” “Selected Historical Financial and Operating Data,” and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2014 filed with the Securities and Exchange Commission on February 25, 2015 (the “2014 10-K”) and elsewhere in this Quarterly Report on Form 10-Q, as applicable.

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

Our primary reportable segment is wallboard, which accounted for approximately 96% and 95% of our net sales in the three months ended March 31, 2015 and March 31, 2014, respectively. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 15, Segment Reporting.

Due to our limited history as a stand-alone company and changes in connection with our Initial Public Offering, the historical financial information included in this Quarterly Report on Form 10-Q is not necessarily indicative of our financial position, results of operations and cash flows in the future.

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 61% of our costs of goods sold for both the three months ended March 31, 2015 and 2014. Depreciation and amortization represented 18% and 19% of our costs of goods sold for the three months ended March 31, 2015 and March 31, 2014, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 21% and 20% of our costs of goods sold for the three months ended March 31, 2015 and March 31, 2014, respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 65% and 67% of our manufacturing cash costs for the three months ended March 31, 2015 and March 31, 2014, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 35% and 33% of manufacturing cash costs for the three months ended March 31, 2015 and March 31, 2014, respectively.

We currently purchase substantially all of our paperboard liner from Seven Hills, a joint venture between the Company and Rock-Tenn Company (“RockTenn”). Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and substantially all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices.

Results of Operations

The table below highlights our results of operations for the three months ended March 31, 2015 and March 31, 2014 ( in thousands, except per share data and mill net sales price ):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Sales	$92,176	$86,973
Costs, expenses and other income:
Cost of goods sold	71,675	73,196
Selling and administrative	8,428	7,496
Long Term Incentive Plan funded by Lone Star	4,171	—

Total costs and operating expenses	84,274	80,692

Operating income (loss)	7,902	6,281
Other expense, net	(448)	(5,186)
Interest expense, net	(4,221)	(14,176)

Income (loss) before earnings on equity method investment and income tax	3,233	(13,081)
Earnings from equity method investment	59	—

Income (loss) before income tax	3,292	(13,081)
Income tax (expense) benefit	(1,272)	4,458

Net income (loss)	$2,020	$(8,623)

Net income (loss) per common share:
Basic	$0.05	$(0.22)
Diluted	$0.05	$(0.22)
Weighted average shares outstanding:
Basic	44,076,513	39,493,722
Diluted	44,092,900	39,493,722

Other Financial and Operating Data:
EBITDA (1)	$21,031	$20,164
Adjusted EBITDA (1)	$25,202	$20,164
Capital expenditures and software purchased or developed	$1,017	$1,284
Wallboard sales volume (MSF)	469	438
Mill net sales price (2)	$157.46	$157.32

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “Reconciliation of Non-GAAP Measures” below for how we calculate and define EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description as to why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales. Net sales increased by $5.2 million, up 6.0% from $87.0 million for the three months ended March 31, 2014, to $92.2 million for the three months ended March 31, 2015. The increase was primarily attributable to the increase in volume, which contributed approximately $5.8 million of additional net sales. Total volume grew 7.0% compared to the prior year period, mostly driven by a U.S. volume increase of 6.2%, and to a lesser extent by Canadian volumes. The increase in the average net selling price for gypsum wallboard had a $1.1 million favorable impact on net sales at constant exchange rates. An unfavorable $1.1 million impact of foreign currency, and $0.6 million in lower sales of our other products contributed to the remaining difference.

Cost of Goods Sold. Cost of goods sold decreased $1.5 million, down 2.1 % from $73.2 million for the three months ended March 31, 2014, to $71.7 million for the three months ended March 31, 2015. Approximately $1.2 million of the decrease in cost of goods sold was due to lower amortization. Lower input costs, primarily energy, decreased costs by $2.1 million, and favorable foreign exchange rates reduced costs by an additional $1.0 million. Lower sales volumes of our non-wallboard products reduced cost of goods sold by $0.6 million. Higher wallboard volumes partially offset the decrease by approximately $2.9 million, and the combined freight and fixed costs rose $0.5 million.

Selling and Administrative Expense. Selling and administrative expense increased $0.9 million, up 12.4% to $8.4 million for the three months ended March 31, 2015 compared to $7.5 million for the three months ended March 31, 2014. This increase was primarily driven by $0.4 million in higher amortization for the recently implemented information technology system and $0.4 million in professional fees for the secondary public offering in the first quarter of 2015.

Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, LP. Long Term Incentive Plan (the “LTIP”), certain of our officers and the estate of our former CEO are eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds (“LSF8”), in the event of a monetization event, as further described in our 2014 10-K. LSF8 is responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in aggregate payments of $4.2 million. As these payments arose out of employment with the Company, the $4.2 million expense was recorded on the Company’s books in the first quarter of 2015 and will also be deductible for tax purposes. The funding of the $4.2 million is recorded as a capital contribution from the LSF8 in the statement of cash flows under financing activities.

Operating (Loss) Income. Operating income of $7.9 million for the three months ended March 31, 2015 increased by $1.6 million from operating income of $6.3 million for the three months ended March 31, 2014. The difference was driven mostly by $5.2 million higher net sales and $1.5 million lower cost of goods sold, offset by $0.9 million higher selling and administrative expense and the $4.2 million expense related to the LTIP.

Other (Expense) Income, Net. Other (expense) income, net, was a net expense of $0.4 million for the three months ended March 31, 2015, significantly lower than the other (expense) income, net, of $5.2 million in the prior year period. The decrease is primarily due to non-recurring costs incurred in the first quarter 2014, including the prepayment premium of $3.1 million for the repayment of the Second Lien Term Loan and $2.0 million for the payment of termination fees to affiliates of Lone Star.

Interest Expense, Net. Interest expense was $4.2 million for the three months ended March 31, 2015, compared to $14.2 million for the prior year period, and relates to the First Lien Credit Agreement. This decrease was driven by higher non-recurring costs that occurred in 2014 and not in 2015, lower borrowings during the first quarter of 2015 and a reduced interest rate on the First Lien Credit Agreement. The non-recurring costs include a write-off of the original issue discount and deferred financing fees associated with the early repayment of the Second Lien Term Loan on February 10, 2014. The Company prepaid $59.9 million in the course of 2014 and $10 million during the first quarter of 2015, in each case under the First Lien Credit Agreement. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% due to reaching lower leverage ratios as outlined in the First Lien Credit Agreement. In August 2014, the interest rate on the First Lien Credit Agreement was further reduced by 0.25% due to a ratings upgrade by Moody’s (See Note 13, Debt, in the Notes to the unaudited financial statements). As a result, the effective interest rate on the First Lien Credit Agreement as of March 31, 2015 was 4.72% and the effective interest rate on the Revolver was 3.25%.

Income Tax Benefit (Expense). Income tax expense was $1.3 million for the three months ended March 31, 2015, compared to an income tax benefit of $4.5 million in the prior year period.

Net Income (Loss). Net income for the three months ended March 31, 2015 was $2.0 million, compared to a net loss of $8.6 million for the three months ended March 31, 2014. The improvement was primarily driven by higher sales and lower interest costs.

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

The following table reconciles the non-GAAP measures to GAAP measures:

		Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating Income—GAAP Measure		$7,902	$6,281
Adjustments:
Depreciation and amortization		13,129	13,883

EBITDA—Non-GAAP Measure		21,031	20,164
Long Term Incentive Plan funded by Lone Star	(a)	4,171	—

Adjusted EBITDA—Non-GAAP Measure		$25,202	$20,164

(a)	Represents expense recognized pursuant to the LTIP. All amounts are funded by LSF8, an affiliate of Lone Star.

Liquidity and Capital Resources

Since the Acquisition, our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements that we entered into in connection with the Acquisition. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 13, Debt, and the 2014 10-K for a more detailed discussion of our debt financing arrangements.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash provided by (used in) operating activities	$10,122	$(15,941)
Net cash used in investing activities	(803)	(1,284)
Net cash (used in) provided by financing activities	(5,829)	8,816
Effect of foreign exchange rates	(612)	(357)

Net change in cash and cash equivalents	$2,878	$(8,766)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $10.1 million for the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2014 was $15.9 million. This improvement was primarily due to the net income in the current period relative to the net loss for the same period last year.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.8 million and $1.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Net cash used in investing activities for the three months ended March 31, 2015 reflects an aggregate of $1.0 million in capital expenditures and software purchased or developed, partially offset by $0.2 million in distributions received from our equity investment in Seven Hills. The decrease as compared to the three months ended March 31, 2014 was primarily due to lower expenditures for software purchased or developed.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities was $5.8 million for the three months ended March 31, 2015. Net cash provided by financing activities was $8.8 million for the three months ended March 31, 2014. The Company made a voluntary prepayment of $10.0 million on the First Lien Credit Agreement in the first quarter 2015. The next required mandatory principal payment on the First Lien Credit Agreement is the amount due at maturity on August 28, 2020. In the first quarter 2014, net proceeds of $151.4 million from the Initial Public Offering were used to repay a portion of the Second Lien Credit Agreement of $155 million.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2014 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2015.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants switching to natural gas;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	disruptions to our supply of paperboard liner;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal control over financial reporting;

•	increased costs and demands on management as a public company;

•	our limited public company operating experience;

•	our relationship, and actual and potential conflicts of interest, with Lone Star; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in our 2014 10-K, as applicable.

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

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk associated with our input costs. We use derivative instruments to manage certain commodity price and interest rate exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Note 14, Derivative Instruments, to the Notes to the unaudited financial statements for additional information regarding our financial exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of March 31, 2015, we had $18.5 million in cash and cash equivalents. The interest expense associated with First Lien Credit Agreement and any loans under the Revolver will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of March 31, 2015, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by approximately $0.2 million for the three months ended March 31, 2015.

At March 31, 2014, the Company entered into an interest rate cap on three months US Dollar LIBOR of 2% for a notional amount of $206.5 million, which represented one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by approximately $0.5 million each quarter through December 31, 2015, and was $204.4 million as of March 31, 2015. The objective of the hedge is to protect our cash flows for a portion of the First Lien Credit Agreement from adverse extreme market interest rate changes through March 31, 2016. As U.S. Dollar LIBOR interest rates remain below 2%, the contract had a fair value of $0 at March 31, 2015.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may further decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 9% and 10% of our sales for the three months ended March 31, 2015 and March 31, 2014, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on 2015 results for the three months ended March 31, 2015. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

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

We use natural gas swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas for 2015 is hedged. The aggregate notional amount of these hedge contracts in place as of March 31, 2015 was 1,125 thousand mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of the outstanding quarter-end contracts was an unrealized loss of $0.8 million as of March 31, 2015.

Seasonality

Sales of our wallboard products are, similar to many building products, seasonal in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In March 2015, a group of homebuilders commenced a lawsuit in the Northern District of California against us and other U.S. wallboard manufacturers alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The complaint also alleges that the manufacturers agreed to abolish the use of “job quotes” and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. We deny any wrongdoing of the type alleged in the complaint, believe we have meritorious defenses to the allegations and will vigorously defend ourselves in this case. The case has been transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. We do not believe the lawsuit will have a material adverse effect on our financial condition, results of operation or liquidity.

Item 1A.	Risk Factors

We are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A. Risk Factors in the 2014 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q. However, although not material, we have elected to update our risk factor regarding labor disruptions to reflect that we reached agreement on the terms for our collective bargaining agreements with the two unions representing our unionized employees in the first quarter of 2015.

Labor disruptions or cost increases that could adversely affect our business

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms could negatively impact us. Approximately 14% of our 538 employees were unionized as members of two unions as of December 31, 2014. During the first quarter of 2015, we reached agreement on the terms for new collective bargaining agreements with these two unions. These agreements will expire on November 30, 2017. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances in which we must compete for employees with necessary skills and experience or in tight labor markets. Any such cost increases, work stoppages or disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting production, sales volumes and profitability.

Item 6.	Exhibits

10.1#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Unit Award

10.2#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Award

10.3#	Form of Grant Notice for 2014 Stock Incentive Plan Nonqualified Stock Option Award

10.4#	Form of Grant Notice for 2014 Stock Incentive Plan Incentive Stock Option Award

10.5#	Form of Grant Notice for 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Award

10.6#	Employment Agreement, dated as of March 24, 2015, by and between Continental Building Products Operating Company, LLC and James Bachmann

10.7#	Amendment No. 1 to Continental Building Products, Inc. 2014 Stock Incentive Plan

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Continental Building Products, Inc.

By:	/s/ James Bachmann
Name:	James Bachmann
Title:	President, Chief Executive Officer and Acting Chief Financial Officer

Date: May 6, 2015