Form 10-Q
period 2015-06-30
Continental Building Products, Inc.
filed 2015-08-06
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 43,205,636, which amount excludes 915,364 shares of common stock held by the Registrant as treasury shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Continental Building Products, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Sales	$110,996	$102,915	$203,172	$189,888
Costs, expenses and other income:
Cost of goods sold	81,516	82,025	153,191	155,221
Selling and administrative	9,363	8,088	17,791	15,584
Long Term Incentive Plan funded by Lone Star	15,842	—	20,013	—

Total costs and operating expenses	106,721	90,113	190,995	170,805

Operating income	4,275	12,802	12,177	19,083
Other income (expense), net	31	(144)	(417)	(5,330)
Interest expense, net	(4,184)	(5,397)	(8,405)	(19,573)

Income (loss) before loss on equity method investment and income tax	122	7,261	3,355	(5,820)
Loss from equity method investment	(311)	(237)	(252)	(237)

Income (loss) before income tax	(189)	7,024	3,103	(6,057)
Income tax (expense) benefit	63	(2,357)	(1,209)	2,101

Net income (loss)	$(126)	$4,667	$1,894	$(3,956)

Net income (loss) per common share:
Basic	$(0.00)	$0.11	$0.04	$(0.09)
Diluted	$(0.00)	$0.11	$0.04	$(0.09)
Weighted average shares outstanding:
Basic	43,606	44,069	43,840	41,794
Diluted	43,606	44,081	43,877	41,794

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$(126)	$4,667	$1,894	$(3,956)
Foreign currency translation adjustment	425	733	(1,138)	(108)
Gain on derivatives qualifying as cash flow hedges, net of tax	405	—	498	—

Other comprehensive income (loss), net of tax	830	733	(640)	(108)

Comprehensive income (loss)	$704	$5,400	$1,254	$(4,064)

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	As of June 30, 2015 (unaudited)	As of December 31, 2014
Assets
Cash	$15,839	$15,627
Receivables, net	42,218	40,152
Inventories	30,934	29,564
Prepaid and other current assets	8,108	8,330
Deferred taxes, current	3,161	3,157

Total current assets	100,260	96,830
Property, plant and equipment, net	337,278	353,652
Customer relationships and other intangibles, net	102,394	110,809
Goodwill	119,945	119,945
Equity method investment	10,085	10,919
Debt issuance costs	7,907	8,826

Total Assets	$677,869	$700,981

Liabilities and equity
Accounts payable	$23,042	$24,561
Accrued and other liabilities	$7,725	11,428
Notes payable, current portion	$—	—

Total current liabilities	30,767	35,989
Deferred taxes and other long-term liabilities	12,861	12,494
Notes payable, non-current portion	329,350	349,125

Total liabilities	372,978	397,608

Equity
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized, 43,205,636 and 44,069,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	43	44
Additional paid-in capital	308,694	288,393
Less: Treasury stock	(20,036)	—
Accumulated other comprehensive loss	(3,700)	(3,060)
Accumulated earnings	19,890	17,996

Total equity	304,891	303,373

Total liabilities and equity	$677,869	$700,981

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net income (loss)	$1,894	$(3,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,270	27,813
Bad debt recovery	(250)	—
Amortization of debt issuance costs and debt discount	1,106	7,996
Loss from equity method investment	252	237
Share based compensation	407	215
Deferred taxes	457	(1,842)
Change in assets and liabilities:
Receivables	(1,890)	(3,540)
Inventories	(1,505)	(8,485)
Prepaid expenses and other current assets	222	686
Accounts payable	(1,302)	(2,885)
Accrued and other current liabilities	(3,120)	(4,193)
Other long term liabilities	(93)	255

Net cash provided by operating activities	22,448	12,301

Cash flows from investing activities:
Capital expenditures	(1,733)	(1,741)
Software purchased or developed	(554)	(1,130)
Distributions from equity method investment	583	1,540

Net cash used in investing activities	(1,704)	(1,331)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	151,354
Principal payments for First Lien Credit Agreement	(20,000)	(12,075)
Repayment of Second Lien Credit Agreement	—	(155,000)
Proceeds from revolving credit facility, net	—	—
Capital Contribution from Lone Star Funds	19,893	—
Payments to repurchase common stock	(20,036)	—

Net cash used in financing activities	(20,143)	(15,721)

Effect of foreign exchange rates on cash and cash equivalents	(389)	(33)
Net change in cash and cash equivalents	212	(4,784)
Cash, beginning of period	15,627	11,822

Cash, end of period	$15,839	$7,038

See accompanying notes to unaudited financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, or the “Company”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the three and six months ended June 30, 2015 and June 30, 2014 contain activity of the acquired business.

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

Initial Public Offering

On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock par value $0.001 per share, at an offering price of $14.00 per share (the “Initial Public Offering”). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star (See Note 10, Related Party Transactions). The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 13, Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol “CBPX”.

Secondary Public Offerings

On March 18, 2015, LSF8 Gypsum Holdings, L.P. (“LSF8”), an affiliate of Lone Star, sold 5,000,000 shares of the Company’s common stock at a price per share of $19.40. As a result of the sale, the aggregate beneficial ownership of Lone Star fell below 50% of the Company’s outstanding shares of common stock and the Company no longer qualified as a “Controlled Company” under the corporate governance standards of New York Stock Exchange. On May 15, 2015 and June 3, 2015, LSF8 sold an additional 4,600,000 and 361,747 shares of the Company’s common stock, respectively, at a price per share of $21.90. The decrease in ownership by Lone Star and its affiliates to below 50% triggered an aggregate of $20.0 million in payments to certain officers and the estate of our former CEO under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, which is funded by LSF8 (See Note 10, Related Party Transaction).

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

Basis of Presentation for Interim Periods

Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods presented.

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Seasonal changes and other conditions can affect the sales volumes of the Company’s products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.

The financial statements should be read in conjunction with CBP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year then ended (the “2014 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year and it is currently scheduled to be effective for the Company in the first quarter of 2018 and requires retroactive application on either a full or modified basis. Early application is permitted as of the original effective date. The Company is currently evaluating ASU 2014-09 to determine its impact on its consolidated financial statements and disclosures.

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

3. Receivables

Receivables consist of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Trade receivables	$44,131	$42,460
Total allowances	(1,913)	(2,308)

Total receivables, net	$42,218	$40,152

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. Inventories

Inventories consist of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Finished products	$8,303	$4,875
Raw materials	14,723	17,010
Supplies and other	7,908	7,679

Total inventories	$30,934	$29,564

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Land	$12,928	$12,930
Buildings	111,828	111,506
Plant machinery	270,724	269,633
Mobile equipment	3,518	3,448
Construction in progress	3,118	3,165

Property, plant and equipment, at cost	402,116	400,682
Accumulated depreciation	(64,838)	(47,030)

Total property, plant and equipment, net	$337,278	$353,652

Depreciation expense was $9.0 million for the three months ended June 30, 2015, $17.9 million for the six months ended June 30, 2015, $8.8 million for the three months ended June 30, 2014 and $17.6 million for the six months ended June 30, 2014.

6. Software and Other Intangibles

Customer relationships and other intangibles consist of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Customer relationships	$116,818	$117,243
Purchased and internally developed software	4,736	4,332
Trademarks	14,852	14,905

Customer relationships and other intangibles, at cost	136,406	136,480
Accumulated amortization	(34,012)	(25,671)

Customer relationships and other intangibles, net	$102,394	$110,809

Amortization expense was $4.2 million for the three months ended June 30, 2015, $8.4 million for the six months ended June 30, 2015, $5.1 million for the three months ended June 30, 2014 and $10.2 million for the six months ended June 30, 2014.

Amortization of customer relationships is done over a 15-year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.

Amortization expense related to capitalized software was $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, and $0.01 million for the six months ended June 30, 2014. Software development costs are amortized over a three-year life with the expense recorded in selling and administrative expense.

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Vacation and other employee-related costs	$4,385	7,945
VAT taxes	726	1,220
Other	2,614	2,263

Total accrued and other liabilities	$7,725	$11,428

8. Income Taxes

The Company’s annual estimated effective tax rate, before reporting the impact of foreign losses, is approximately 35% and the Company did not recognize any discrete tax items for the six months ended June 30, 2015. At both June 30, 2015 and December 31, 2014, there was a valuation allowance of $0.4 million related to the Company’s Canadian operations.

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

9. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. During the three months ended June 30, 2015, the six months ended June 30, 2015, three months ended June 30, 2014, and six months ended June 30, 2014, total expenses under operating leases were $1.1 million, $2.1 million, $1.2 million, and $2.5 million, respectively. The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials.

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at June 30, 2015:

(in thousands)	Total	Remaining 2015	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$5,459	$846	$1,320	$1,183	$616	$1,494	$—	$—
Purchase commitments	156,824	16,370	29,959	29,446	19,410	16,529	14,145	30,965

Total commitments	$162,283	$17,216	$31,279	$30,629	$20,026	$18,023	$14,145	$30,965

(1)	Future minimum lease payments over the non-cancelable lease terms of the operating leases.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At June 30, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $3.6 million and $4.8 million, respectively.

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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2015 and December 31, 2014, such liabilities were not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

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

In July 2015, the Company received a grand jury subpoena directing it to provide certain documents in connection with an investigation being conducted by the Department of Justice regarding antitrust matters in the gypsum drywall industry. The Company is cooperating fully with the Department of Justice in responding to the subpoena. The Company does not believe the investigation will have a material adverse effect on its financial condition, results of operations or liquidity.

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

On August 30, 2013, the Company entered into an asset advisory agreement with an affiliate of Lone Star to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company paid 110% of actual costs for the services provided. No services were provided in 2014. The agreement was terminated upon the closing of the Initial Public Offering in the first quarter of 2014 and in connection therewith, the Company paid a termination fee of $2.0 million that is included in non-operating expense.

In connection with the March and May 2015 secondary public offerings, certain executives of the Company earned incentive payments in the aggregate amount of approximately $20.0 million. These payments were earned under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan (the “LTIP”). Under the LTIP, certain of the Company’s officers and the estate of the Company’s former CEO are eligible to receive payments from LSF8 in the event of a monetization event, as further described in the 2014 10-K. LSF8 is responsible for funding any payments under the LTIP, including those paid in connection with the March and May 2015 secondary public offerings (See Note 1, Background and Nature of Operations). As these payments arose out of employment with the Company, the Company recognizes the payments made to the officers as expense. The funding of the LTIP payments by LSF8 is recorded as additional paid in capital. The $20.0 million in LTIP payments related to the March and May 2015 secondary public offerings were recorded as an expense to the Company, that will also be tax deductible, and capital contributions by LSF8 in the first and second quarters of fiscal 2015.

11. Investment in Seven Hills

The Company is a party with an unaffiliated third-party to a paperboard liner venture named Seven Hills Paperboard, LLC (“Seven Hills”) that provides the Company with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements.

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

Paperboard purchased from Seven Hills was $11.3 million and $12.0 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Paperboard purchased from Seven Hills was $22.4 million and $24.9 million for the six months ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015, the Company has certain paper purchase commitments to Seven Hills totaling $36.3 million through 2018.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2015 and December 31, 2014, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

The only assets or liabilities the Company had at June 30, 2015 that are recorded at fair value on a recurring basis are the interest rate cap that the Company entered into on March 31, 2014 that had zero fair value as of June 30, 2015 (see Note 13, Debt) and a fair value of $0.03 million as of December 31, 2014, and natural gas hedges that had a negative fair value of $0.4 million at June 30, 2015, net of tax amount of $0.2 million, and $0.9 million at December 31, 2014, net of tax amount of $0.5 million. Both the interest rate cap and the natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from the counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

13. Debt

Debt consists of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at June 30, 2015 and December 31, 2014	331,988	$351,988
Less: Original issue discount (net of amortization)	(2,638)	(2,863)

Total debt	329,350	349,125
Less: Current portion of long-term debt	—	—

Long-term debt	$329,350	$349,125

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

Interest under the First Lien Credit Agreement is floating. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points on May 14, 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, as calculated pursuant to the First Lien Credit Agreement, remains below four. The margin applicable to the borrowing was further reduced on August 26, 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s and will remain in effect as long as this rating and outlook are maintained or better.

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During the three and six months ended June 30, 2015, the Company pre-paid $10.0 and $20.0 million of principal payments, respectively, and no further quarterly mandatory principal payments are required until the final payment of $332 million due on August 28, 2020. The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.7% at June 30, 2015.

There were no amounts outstanding under the Revolver as of June 30, 2015. The interest rate on amounts outstanding under the Revolver is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver, based on draws and outstanding letters of credit and non-existence of violations of covenants, was $46.4 million at June 30, 2015.

Total cash interest paid for the three and six months ended June 30, 2015 was $3.5 million and $7.0 million, respectively. Total cash interest paid for the three and six months ended June 30, 2014 was $4.8 million and $11.4 million, respectively.

The table below shows the future minimum principal payments due under the First Lien Credit Agreement.

(in thousands)	Amount Due
2015	—
2016	—
2017	—
2018	—
2019	—
Thereafter	$331,988

Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, a limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and applies only if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. If the financial covenant were applicable, it would require a leverage ratio below 6.0 as of June 30, 2015. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at June 30, 2015, the financial covenant was not applicable for the quarter.

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

Commodity Derivative Instruments

As of June 30, 2015, the Company had 600 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage natural gas price exposures. All of these contracts mature by October 31, 2015. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification (“ASC”) 815-20, Derivatives - Hedging . For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive income (loss), as of June 30, 2015 was $0.4 million, which is net of a tax amount of $0.2 million. No ineffectiveness was recorded on these contracts during the fiscal year 2014 and the six months ended June 30, 2015. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

On a pre-tax basis, approximately $0.6 million and $0.8 million of gains were recognized in other comprehensive income for the commodity contracts for the three and six months ended June 30, 2015, respectively. For the same periods, the amount of gain reclassified from accumulated other comprehensive income into income was nominal. As of June 30, 2015, $0.4 million was recorded in other current liabilities.

Interest Rate Derivative Instrument

At June 30, 2015, the Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a notional amount of $203.9 million, representing 61.4% of the principal amount outstanding under the First Lien Credit Agreement as of June 30, 2015. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015. The objective of the hedge is to protect the cash flows from adverse extreme market interest rate changes for a portion of the First Lien Credit Agreement through June 30, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge.

Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded a $0.03 million loss for the three and six months ended June 30, 2015. The fair value of the time value of the interest rate cap was $0 as of June 30, 2015.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of June 30, 2015, the Company’s derivatives were in a $0.4 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2015, the Company had no collateral posted with its counterparties related to the derivatives.

15. Segment Reporting

Segment information is presented in accordance with ASC 280, Segment Reporting , which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard which represented approximately 97% of the Company’s revenues for the three and six months ended June 30, 2015, and approximately 96% of the Company’s revenues for the three and six months ended June 30, 2014. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

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

Reportable segment information consists of the following:

(in thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Sales:
Wallboard	107,569	99,222	196,312	182,140
Other	3,427	3,693	6,860	7,748

Total net sales	110,996	102,915	203,172	189,888

Operating income (loss):
Wallboard	4,418	12,984	12,196	19,340
Other	(143)	(182)	(19)	(257)

Total operating income (loss)	4,275	12,802	12,177	19,083

Adjustments:
Interest Expense	(4,184)	(5,397)	(8,405)	(19,573)
Gain (loss) from Equity Investment	(311)	(237)	(252)	(237)
Other non-operating expenses	31	(144)	(417)	(5,330)

Income (loss) before income tax benefit	(189)	7,024	3,103	(6,057)

Depreciation and Amortization
Wallboard	12,847	13,629	25,682	27,212
Other	294	301	588	601

Total depreciation and amortization	13,141	13,930	26,270	27,813

16. Share Repurchase

On May 15, 2015, the Company repurchased 913,200 shares of its common stock from LSF8 in a private transaction at a price per share of $21.90 per share, or an aggregate of approximately $20.0 million, pursuant to a stock purchase agreement dated May 11, 2015. The repurchased shares are held in treasury and the effect thereof reduces the number of shares of common stock outstanding is reflected in our earnings per share calculation.

17. Share-Based Compensation

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

On March 2, 2015, the Company granted certain employees and independent members of the Board of Directors 62,070 Restricted Stock Units (“RSUs”) and 40,050 RSUs that are subject to certain performance conditions (“PRSUs”). Of the 62,070 RSUs granted in March, 7,581 fully vest after one year, and 54,489 vest ratably over four years. On May 5, 2015, the Company granted certain employees an additional 9,205 RSUs and 6,280 PRSUs which vest ratably over four years. The PRSUs vest on December 31, 2017, with the exact number of PRSUs vested subject to the achievement of certain performance conditions through December 31, 2016. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on our performance relative to a cumulative two year EBITDA target for fiscal years 2015 and 2016. The fair value of each RSU and PRSU is equal to the market price of our common stock at the date of the grant.

The following table summarizes shares of restricted stock (“RSAs”), RSU and PRSU activity for the six months ending June 30, 2015:

	Number of RSAs	Number of RSUs	Number of PRSUs	Weighted Average Grant Date Value
Non-Vested, December 31, 2014	55,000	—	—	$14.00
Granted	—	71,275	46,330	$21.19
Cancelled/Forfeited	(3,000)	—	—	$14.00
Vested	(13,750)	—	—	$14.00

Non-Vested, June 30, 2015	38,250	71,275	46,330	$19.43

As of June 30, 2015, there was $2.7 million of unrecognized compensation expense related to non-vested restricted stock. This expense is subject to future adjustments for vesting and forfeitures and is being recognized on a straight-line basis.

The following table summarizes stock option activity for the six months ending June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Outstanding, January 1, 2015	142,000	$14.00
Granted	—	—
Forfeited	(1,925)	$14.00
Exercised	—	—

Outstanding, June 30, 2015	140,075	$14.00	$1,007,139	8.61

Exercisable, June 30, 2015	81,462	$14.00	$585,710	8.61
Vested and Expected to Vest, June 30, 2015	140,075	$14.00	$1,007,139	8.61

Unearned compensation related to stock options as of June 30, 2015 of $0.4 million will be recognized over a weighted average remaining period of approximately three years. Compensation expense of $0.3 million and $0.4 million was recorded for share-based awards for the three and six months ended June 30, 2015, respectively. Compensation expense of $0.1 million and $0.2 million was recorded for share-based awards for the three and six months ended June 30, 2014, respectively.

Employee Stock Purchase Plan

On February 18, 2015, subject to approval by the Company’s stockholders, the Company adopted an Employee Stock Purchase Plan (“ESPP”) enabling employees to purchase the Company’s shares at a discount. On May 20, 2015, the Company’s stockholders approved the ESPP at the Company’s 2015 annual meeting. The ESPP authorizes the issuance of up to 600,000 shares of the Company’s common stock, but actual shares issued will depend on plan participation. Shares issued under the ESPP will reduce, on a share-for-share basis, the number of shares of the Company’s common stock already available for issuance pursuant to the Company’s 2014 Stock Incentive Plan. Employees contribute to the ESPP through payroll deductions over a twelve month offering period and are limited to the lower of 10% of the employee’s salary or $10,000 per employee. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. The first offering period commenced on May 1, 2015.

18. Earnings (Loss) Per Share

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

Earnings (Loss) Per Share

(in thousands, except per share data)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$(126)	$4,667	$1,894	$(3,956)
Weighted average shares outstanding - basic	43,606	44,069	43,840	41,794
Dilutive impact of RSAs	—	12	5	—
Dilutive impact of PRSUs	—	—	4	—
Dilutive impact of RSUs	—	—	3	—
Dilutive impact of Stock Options	—	—	24	—

Weighted average shares outstanding - diluted	43,606	44,081	43,877	41,794
Net income per common share:
Basic	$(0.00)	$0.11	$0.04	$(0.09)
Diluted	$(0.00)	$0.11	$0.04	$(0.09)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary reportable segment is wallboard, which accounted for approximately 97% of our net sales in the three and six months ended June 30, 2015 and 96% in the three and six months ended June 30, 2014. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 15, Segment Reporting.

Due to our limited history as a stand-alone company and changes in connection with our Initial Public Offering, the historical financial information included in this Quarterly Report on Form 10-Q is not necessarily indicative of our financial position, results of operations and cash flows in the future.

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 61% of our costs of goods sold for each of the six months ended June 30, 2015 and June 30, 2014. Depreciation and amortization represented 17% and 18% of our costs of goods sold for the six months ended June 30, 2015 and June 30, 2014, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 22% and 21% of our costs of goods sold for the six months ended June 30, 2015 and June 30, 2014, respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 66% and 69% of our manufacturing cash costs for the six months ended June 30, 2015 and June 30, 2014, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 34% and 31% of manufacturing cash costs for the six months ended June 30, 2015 and June 30, 2014, respectively.

We currently purchase substantially all of our paperboard liner from Seven Hills, a joint venture between the Company and Rock-Tenn Company (“RockTenn”). Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and substantially all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 11, Investment in Seven Hills.

Results of Operations

The table below highlights our results of operations for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014 ( in thousands, except per share data and mill net sales price ):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Sales	$110,996	$102,915	$203,172	$189,888
Costs, expenses and other income:
Cost of goods sold	81,516	82,025	153,191	155,221
Selling and administrative	9,363	8,088	17,791	15,584
Long Term Incentive Plan funded by Lone Star	15,842	—	20,013	—

Total costs and operating expenses	106,721	90,113	190,995	170,805

Operating income (loss)	4,275	12,802	12,177	19,083
Other income (expense), net	31	(144)	(417)	(5,330)
Interest expense, net	(4,184)	(5,397)	(8,405)	(19,573)

Income (loss) before loss on equity method investment and income tax	122	7,261	3,355	(5,820)
Loss from equity method investment	(311)	(237)	(252)	(237)

Income (loss) before income tax	(189)	7,024	3,103	(6,057)
Income tax benefit (expense)	63	(2,357)	(1,209)	2,101

Net income (loss)	$(126)	$4,667	$1,894	$(3,956)

Net income (loss) per common share:
Basic	$(0.00)	$0.11	$0.04	$(0.09)
Diluted	$(0.00)	$0.11	$0.04	$(0.09)
Weighted average shares outstanding:
Basic	43,606	44,069	43,840	41,794
Diluted	43,606	44,081	43,877	41,794

Other Financial and Operating Data:
EBITDA (1)	$17,416	$26,732	$38,447	$46,896
Adjusted EBITDA (1)	$33,258	$26,732	$58,460	$46,896
Capital expenditures and software purchased or developed	$1,270	$1,587	$2,287	$2,871
Wallboard sales volume (MSF)	567	525	1,036	963
Mill net sales price (2)	$156.85	$155.76	$157.13	$156.47

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “Reconciliation of Non-GAAP Measures” below for how we calculate and define EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description as to why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Net Sales. Net sales increased by $8.1 million, up 7.9% from $102.9 million for the three months ended June 30, 2014, to $111.0 million for the three months ended June 30, 2015. The increase was primarily attributable to the increase in volume, which contributed approximately $8.1 million of additional net sales. Total volume grew 8.1% compared to the prior year period, mostly driven by a U.S. volume increase of 7.9%, and to a lesser extent by Canadian volumes. The increase in the average net selling price for gypsum wallboard had a $1.5 million favorable impact on net sales at constant exchange rates. An unfavorable $1.2 million impact of foreign currency and $0.3 million in lower sales of our other products contributed to the remaining difference.

Net sales increased by $13.3 million, up 7.0% from $189.9 million for the six months ended June 30, 2014, to $203.2 million for the six months ended June 30, 2015. The increase was primarily attributable to the increase in volume, which contributed approximately $13.9 million of additional net sales. Total volume grew 7.6% compared to the prior year period, mostly driven by a U.S. volume increase of 7.2%, and to a lesser extent by Canadian volumes. The increase in the average net selling price for gypsum wallboard had a $2.6 million favorable impact on net sales at constant exchange rates. An unfavorable $2.3 million impact of foreign currency and $0.9 million in lower sales of our other products contributed to the remaining difference.

Cost of Goods Sold. Cost of goods sold decreased $0.5 million, down 0.6% from $82.0 million for the three months ended June 30, 2014, to $81.5 million for the three months ended June 30, 2015. Approximately $2.0 million of the decrease in cost of goods sold was due to lower manufacturing costs, primarily helped by lower energy prices. Lower amortization decreased costs by $1.2 million. Favorable foreign exchange rates reduced costs by an additional $1.1 million. Lower sales volumes of our non-wallboard products reduced cost of goods sold by $0.3 million and higher wallboard volumes increased cost of goods sold by approximately $4.1 million.

Cost of goods sold decreased $2.0 million, down 1.3% from $155.2 million for the six months ended June 30, 2014, to $153.2 million for the six months ended June 30, 2015. Approximately $3.9 million of the decrease in cost of goods sold was due to lower manufacturing costs, primarily helped by lower energy prices. Higher freight to customers increased costs by $0.3 million. Lower amortization and favorable foreign exchange rates reduced costs by an additional $2.4 million and $2.1 million, respectively. Lower sales volumes of our non-wallboard products reduced cost of goods sold by $0.9 million. Higher wallboard volumes increased costs by $7.0 million.

Selling and Administrative Expense. Selling and administrative expense increased $1.3 million, up 15.8% to $9.4 million for the three months ended June 30, 2015 compared to $8.1 million for the three months ended June 30, 2014. This increase was primarily driven by $0.4 million in higher amortization for the recently implemented information technology system, $0.3 million in professional fees for the secondary public offering in the second quarter of 2015 and $0.6 million related to additional costs of being a standalone company.

Selling and administrative expense increased $2.2 million, up 14.2% to $17.8 million for the six months ended June 30, 2015 compared to $15.6 million for the six months ended June 30, 2014. This increase was primarily driven by $0.8 million in higher amortization for the recently implemented information technology system, $0.7 million in professional fees for two secondary public offerings in the first half of 2015 and $0.2 million in Delaware franchise tax.

Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, LP. Long Term Incentive Plan (the “LTIP”), certain of our officers and the estate of our former CEO are eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds (“LSF8”), in the event of a monetization event, as further described in our 2014 10-K. LSF8 is responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in aggregate payments of $4.2 million, and the secondary public offering in May 2015 resulted in aggregate payments of $15.8 million. As these payments arose out of employment with the Company, the $15.8 million and $20.0 million expense was recorded on the Company’s books for the three and six months ended June 30, 2015, respectively, and will also be deductible for tax purposes. The funding of LTIP is recorded as capital contributions from LSF8 in the statement of cash flows under financing activities.

Operating (Loss) Income. Operating income of $4.3 million for the three months ended June 30, 2015 decreased by $8.5 million from operating income of $12.8 million for the three months ended June 30, 2014. The difference was driven mostly by the $15.8 million LTIP expense and $1.3 million higher selling and administrative expense, partially offset by $8.1 million higher net sales and $0.5 million lower cost of goods sold.

Operating income of $12.2 million for the six months ended June 30, 2015 decreased by $6.9 million from operating income of $19.1 million for the six months ended June 30, 2014. The difference was driven mostly by the $20.0 million LTIP expense and $2.2 million higher selling and administrative expense, partially offset by $13.3 million higher net sales and $2.0 million lower cost of goods sold.

Other Income (Expense), Net. Other income (expense), net, was a net income of $0.03 million for the three months ended June 30, 2015, slightly higher than other expense of $0.1 million in the prior year period.

For the six months ended June 30, 2015, other income (expense), net, was a net expense of $0.4 million, a decrease from the $5.3 million other expense in the prior year period. The decrease is primarily due to non-recurring costs incurred in the first quarter 2014, including the prepayment premium of $3.1 million for the repayment of the Second Lien Term Loan and $2.0 million for the payment of termination fees to affiliates of Lone Star.

Interest Expense, Net. Interest expense was $4.2 million for the three months ended June 30, 2015, compared to $5.4 million for the prior year period, and relates to the First Lien Credit Agreement. This decrease was driven by lower borrowings during the second quarter of 2015 and a reduced interest rate on the First Lien Term Loan. During the second quarter of 2015, the Company prepaid $10.0 million of the First Lien Term Loan.

Interest expense was $8.4 million for the six months ended June 30, 2015, a decrease from $19.6 million for the six months ended June 30, 2014, reflecting lower borrowings during six months ended June 30, 2015, a reduced interest rate on the First Lien Term Loan and non-recurring costs that occurred in 2014 and not in 2015. The non-recurring costs include a write-off of the original issue discount and deferred financing fees associated with the early repayment of the Second Lien Term Loan on February 10, 2014.

The Company prepaid $59.9 million in the course of 2014, $10 million during each of the first and second quarter of 2015, in each case under the First Lien Credit Agreement. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% due to the Company reaching lower leverage ratios as outlined in the First Lien Credit Agreement. In August 2014, the interest rate on the First Lien Credit Agreement was further reduced by 0.25% due to a ratings upgrade by Moody’s (See Note 13, Debt, in the Notes to the unaudited financial statements). As a result, the effective interest rate on the First Lien Credit Agreement as of June 30, 2015 was 4.74% and the effective interest rate on the Revolver was 3.25%.

Income Tax Benefit (Expense). Income tax benefit was $0.1 million for the three months ended June 30, 2015, compared to an income tax expense of $2.4 million in the prior year period.

Income tax expense was $1.2 million for the six months ended June 30, 2015, compared to an income tax benefit of $2.1 million in the prior year period.

Net Income (Loss). Net loss for the three ended June 30, 2015 was $0.1 million, compared to a net income of $4.7 million in the prior year period. The decrease was primarily driven by the $15.8 million LTIP expense, partly offset by $8.1 million higher net sales, $2.4 million lower tax expense and $0.5 million lower cost of goods sold.

Net income for the six months ended June 30, 2015 was $1.9 million, compared to a net loss of $4.0 million in the prior year period. The increase was primarily driven by $13.3 million higher net sales, $11.2 million lower interest expense, $4.9 million lower other expense and $2.0 million lower cost of goods sold, partly offset by the $20.0 million LTIP expense, $3.3 million higher income tax expense and $2.2 million higher selling, general and administrative expense.

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

The following table reconciles the non-GAAP measures to GAAP measures:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating Income - GAAP Measure	4,275	12,802	12,177	19,083
Adjustments:
Depreciation and amortization	13,141	13,930	26,270	27,813

EBITDA—Non-GAAP Measure	17,416	26,732	38,447	46,896
Long Term Incentive Plan funded by Lone Star (a)	15,842	—	20,013	—

Adjusted EBITDA—Non-GAAP Measure	33,258	26,732	58,460	46,896

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net cash provided by operating activities	$22,448	$12,301
Net cash used in investing activities	(1,704)	(1,331)
Net cash used in financing activities	(20,143)	(15,721)
Effect of foreign exchange rates on cash and cash equivalents	(389)	(33)

Net change in cash and cash equivalents	$212	$(4,784)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $22.4 million for the six months ended June 30, 2015. Net cash provided by operating activities for the six months ended June 30, 2014 was $12.3 million. This improvement was primarily due to the net income in the current period relative to the net loss for the same period last year as well as an increase in net working capital.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.7 million and $1.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Net cash used in investing activities for the six months ended June 30, 2015 reflects an aggregate of $2.3 million in capital expenditures and software purchased or developed, partially offset by $0.6 million in distributions received from our equity investment in Seven Hills. The increase as compared to the six months ended June 30, 2014 was primarily due to $1.0 million lower distributions received from our equity investment in Seven hills, partly offset by $0.6 million lower expenditures for software purchased or developed.

Net Cash Used In Financing Activities

Net cash used in financing activities was $20.1 million for the six months ended June 30, 2015. Net cash provided by financing activities was $15.7 million for the six months ended June 30, 2014. In May 2015, the Company repurchased 913,200 shares of its common stock from LSF8 for an aggregate amount of approximately $20.0 million. The Company made voluntary prepayments of $10.0 million on the First Lien Credit Agreement in each of the first and second quarters of 2015. The next required mandatory principal payment on the First Lien Credit Agreement is the amount due at maturity on August 28, 2020. In addition, the Company received $20.0 million of LTIP funding from Lone Star.

In the first quarter 2014, net proceeds of $151.4 million from the Initial Public Offering were used to repay a portion of the Second Lien Credit Agreement of $155 million.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2014 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2015.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of June 30, 2015, we had $15.8 million in cash and cash equivalents. The interest expense associated with First Lien Credit Agreement and any loans under the Revolver will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of June 30, 2015, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by approximately $0.2 million for the three months ended June 30, 2015.

At March 31, 2014, the Company entered into an interest rate cap on three months US Dollar LIBOR of 2% for a notional amount of $206.5 million, which represented one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by approximately $0.5 million each quarter through December 31, 2015, and was $203.9 million as of June 30, 2015. The objective of the hedge is to protect our cash flows for a portion of the First Lien Credit Agreement from adverse extreme market interest rate changes through June 30, 2016. As U.S. Dollar LIBOR interest rates remain below 2%, the contract had a fair value of $0 at June 30, 2015.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may further decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 9% of our sales for each of the three and six months ended June 30, 2015, and three and six months ended June 30, 2014, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million and $0.2 million based on 2015 results for the three and six months ended June 30, 2015, respectively. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

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

We use natural gas swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas for 2015 is hedged. The aggregate notional amount of these hedge contracts in place as of June 30, 2015 was 600 thousand mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of the outstanding quarter-end contracts was an unrealized loss of $0.4 million as of June 30, 2015.

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

For a description of our legal proceedings, see Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 9, Commitments and Contingencies, which is incorporated herein by reference.

Item 1A.	Risk Factors

We are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A. Risk Factors in the 2014 10-K, as supplemented by the update in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q. However, although not material, we have elected to update (i) our risk factor regarding our synthetic gypsum suppliers to reflect that in August 2015 the Environmental Protection Agency announced final rules for its Clean Power Plan and (ii) our risk factor regarding legal and regulatory proceedings to reflect the receipt of the Department of Justice subpoena discussed in Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 9, Commitments and Contingencies.

If our coal-fired power plant synthetic gypsum suppliers switch to natural gas or cease operations, our supply of synthetic gypsum could be constrained and our operating results or cash flows may be materially and adversely affected.

All of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion residual, or CCR, resulting primarily from flue gas desulfurization, or FGD, carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of synthetic gypsum are primarily power companies. As a result of the increase in coal price relative to natural gas and other reasons, some power companies have recently ceased operations or reduced power generation at certain high cost plants or at plants that are not compliant with current or anticipated environmental laws or switched such plants to using natural gas instead of coal for their electric generation needs. Additionally, existing or future changes in environmental regulations could make it more difficult or costly for power providers or industrial plants to burn coal. The EPA’s regulations issued in August 2015 as part of its “Clean Power Plan,” have the stated goal of reducing the amount of carbon dioxide emitted from power plants by 32% from 2005 levels by the year 2030. A meaningful portion of the reduction in carbon emissions will come from reducing the output of coal fired power plants. We believe that the larger power plants with sophisticated pollution control devices that supply most of our gypsum would be less likely to be affected than smaller, less efficient plants. However, in the event any of the power companies with which we have synthetic gypsum supply agreements, for these or other reasons, reduce their power generation, switch to using natural gas instead of coal or cease operations completely, our access to synthetic gypsum may be constrained, which could have an adverse effect on our business. In that event, there can be no assurance that we could find alternative sources of synthetic gypsum in reasonable quantities or at reasonable prices. In December 2013 our synthetic gypsum supplier for the Buchanan plant, NRG Energy, announced plans to deactivate its Chalk Point and Dickerson coal fired power plants in May of 2018 (an extension from its prior announced date of May 2017). These two plants together have recently provided approximately one-third of our Buchanan plant’s synthetic gypsum. It is not certain that these plants will be deactivated at the announced time. However, even if these plants are deactivated, we believe we will have access to sufficient gypsum through multiple sources to continue economically operating the Buchanan plant at required capacity levels.

Our financial results may be affected by various legal and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material, including but not limited to the Department of Justice subpoena we recently received in connection with an investigation of the gypsum drywall industry (See Note 9, Commitments and Contingencies, in the Notes to the unaudited financial statements). The outcome of existing legal proceedings may differ from our expectations because the outcomes of litigation and similar disputes are often difficult to predict reliably. Various factors and developments could lead us to make changes in current estimates of liabilities and related insurance receivables, where applicable, or make additional estimates, including new or modified estimates as a result of a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations.

Item 6.	Exhibits

10.1	Stock Purchase Agreement dated May 11, 2015 between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P.

10.2#	Continental Building Products, Inc. Employee Stock Purchase Plan, dated March 31, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Continental Building Products, Inc.

By:	/s/ James Bachmann
Name:	James Bachmann
Title:	President and Chief Executive Officer

By:	/s/ Dennis Schemm
Name:	Dennis Schemm
Title:	Senior Vice President, Chief Financial Officer

Date: August 6, 2015