Form 10-Q
period 2015-09-30
Continental Building Products, Inc.
filed 2015-11-05
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2015 was 42,199,848, which amount excludes 1,922,864 shares of common stock held by the Registrant as treasury shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Continental Building Products, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net Sales	$108,150	$113,804	$311,322	$303,692
Costs, expenses and other income:
Cost of goods sold	78,151	85,821	231,342	241,042
Selling and administrative	9,008	7,774	26,799	23,358
Long Term Incentive Plan funded by Lone Star	9,933	—	29,946	—

Total costs and operating expenses	97,092	93,595	288,087	264,400

Operating income	11,058	20,209	23,235	39,292
Other income (expense), net	(283)	(131)	(700)	(5,461)
Interest expense, net	(4,154)	(4,945)	(12,559)	(24,518)

Income (loss) before loss on equity method investment and income tax	6,621	15,133	9,976	9,313
Loss from equity method investment	(278)	(20)	(530)	(257)

Income (loss) before income tax	6,343	15,113	9,446	9,056
Income tax (expense) benefit	(2,104)	(5,627)	(3,313)	(3,526)

Net income (loss)	$4,239	$9,486	$6,133	$5,530

Net income (loss) per common share:
Basic	$0.10	$0.22	$0.14	$0.13
Diluted	$0.10	$0.22	$0.14	$0.13
Weighted average shares outstanding:
Basic	43,000	44,069	43,557	42,561
Diluted	43,058	44,081	43,597	42,569

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss)	$4,239	$9,486	$6,133	$5,530
Foreign currency translation adjustment	(1,430)	(971)	(2,568)	(1,079)
Gain on derivatives qualifying as cash flow hedges, net of tax	292	56	790	56

Other comprehensive income (loss), net of tax	(1,138)	(915)	(1,778)	(1,023)

Comprehensive income (loss)	$3,101	$8,571	$4,355	$4,507

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Balance Sheets

(dollars in thousands except share data)

	As of September 30, 2015 (unaudited)	As of December 31, 2014
Assets
Cash	$17,258	$15,627
Receivables, net	37,579	40,152
Inventories	31,661	29,564
Prepaid and other current assets	7,117	8,330
Deferred taxes, current	5,282	3,157

Total current assets	98,897	96,830
Property, plant and equipment, net	329,456	353,652
Customer relationships and other intangibles, net	98,289	110,809
Goodwill	119,945	119,945
Equity method investment	9,596	10,919
Debt issuance costs	7,409	8,826

Total Assets	663,592	$700,981

Liabilities and equity
Accounts payable	$26,214	$24,561
Accrued and other liabilities	10,720	11,428
Notes payable, current portion	—	—

Total current liabilities	36,934	35,989
Deferred taxes and other long-term liabilities	13,986	12,494
Notes payable, non-current portion	314,499	349,125

Total liabilities	365,419	397,608

Equity
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,122,712 and 44,069,000 shares issued at September 30, 2015 and December 31, 2014, respectively; 42,199,848 and 44,069,000 shares outstanding at September 30, 2015 and December 31, 2014, respectively	44	44
Additional paid-in capital	318,873	288,393
Less: Treasury stock	(40,035)	—
Accumulated other comprehensive loss	(4,838)	(3,060)
Accumulated earnings	24,129	17,996

Total equity	298,173	303,373

Total liabilities and equity	$663,592	$700,981

See accompanying notes to unaudited financial statements.

Continental Building Products, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net income (loss)	$6,133	$5,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,931	41,324
Bad debt recovery	(250)	—
Amortization of debt issuance costs and debt discount	1,742	8,560
Loss from equity method investment	530	257
Share based compensation	730	344
Deferred taxes	(491)	6,619
Change in assets and liabilities:
Receivables	2,654	(7,202)
Inventories	(2,401)	(6,731)
Prepaid expenses and other current assets	1,178	(3,616)
Accounts payable	1,955	1,394
Accrued and other current liabilities	275	(1,154)
Other long term liabilities	(142)	383

Net cash provided by operating activities	50,844	45,708

Cash flows from investing activities:
Capital expenditures	(2,851)	(2,910)
Software purchased or developed	(880)	(3,180)
Capital contributions to equity method investment	(4)
Distributions from equity method investment	797	1,754

Net cash used in investing activities	(2,938)	(4,336)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	151,354
Principal payments for First Lien Credit Agreement	(35,000)	(36,975)
Repayment of Second Lien Credit Agreement	—	(155,000)
Proceeds from revolving credit facility, net	—	—
Capital Contribution from Lone Star Funds	29,750	—
Payments to repurchase common stock	(40,035)	—

Net cash used in financing activities	(45,285)	(40,621)

Effect of foreign exchange rates on cash and cash equivalents	(990)	(417)
Net change in cash and cash equivalents	1,631	334
Cash, beginning of period	15,627	11,822

Cash, end of period	$17,258	$12,156

See accompanying notes to unaudited financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, or the “Company”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the three and nine months ended September 30, 2015 and September 30, 2014 contain activity of the acquired business.

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

Secondary Public Offerings

On March 18, 2015, LSF8 Gypsum Holdings, L.P. (“LSF8”), an affiliate of Lone Star, sold 5,000,000 shares of the Company’s common stock at a price per share of $19.40. As a result of the sale, the aggregate beneficial ownership of Lone Star fell below 50% of the Company’s outstanding shares of common stock and the Company no longer qualified as a “Controlled Company” under the corporate governance standards of New York Stock Exchange. On May 15, 2015 and June 3, 2015, LSF8 sold an additional 4,600,000 and 361,747 shares of the Company’s common stock, respectively, at a price per share of $21.90. On September 16, 2015, LSF8 sold an additional 4,600,000 shares of the Company’s common stock at a price per share of $19.85. The decrease in ownership by Lone Star and its affiliates to below 50% and LSF8’s subsequent sales of common stock triggered an aggregate of $29.9 million in payments to certain officers and the estate of the Company’s former CEO under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, which is funded by LSF8 (See Note 10, Related Party Transaction).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. Early application is permitted as of the original effective date on December 15, 2016. The Company is currently evaluating ASU 2014-09 to determine its impact on its consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 will be effective for the Company in the first quarter of 2016. Early adoption is permitted. Upon adoption, the guidance must be applied retroactively to all periods presented in the financial statements. The adoption of this guidance will result in a reclassification of debt issuance costs on the Company’s balance sheet, but will not have a material impact on the Company’s results of operations.

3. Receivables

Receivables consist of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Trade receivables	$39,387	$42,460
Total allowances	(1,808)	(2,308)

Total receivables, net	$37,579	$40,152

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. Inventories

Inventories consist of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Finished products	$8,856	$4,875
Raw materials	14,812	17,010
Supplies and other	7,993	7,679

Total inventories	$31,661	$29,564

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Land	$12,926	$12,930
Buildings	111,963	111,506
Plant machinery	270,770	269,633
Mobile equipment	3,518	3,448
Construction in progress	3,752	3,165

Property, plant and equipment, at cost	402,929	400,682
Accumulated depreciation	(73,473)	(47,030)

Total property, plant and equipment, net	$329,456	$353,652

Depreciation expense was $8.7 million for the three months ended September 30, 2015, $26.5 million for the nine months ended September 30, 2015, $8.8 million for the three months ended September 30, 2014 and $26.4 million for the nine months ended September 30, 2014.

6. Software and Other Intangibles

Customer relationships and other intangibles consist of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Customer relationships	$116,282	$117,243
Purchased and internally developed software	5,062	4,332
Trademarks	14,785	14,905

Customer relationships and other intangibles, at cost	136,129	136,480
Accumulated amortization	(37,840)	(25,671)

Customer relationships and other intangibles, net	$98,289	$110,809

Amortization expense was $4.0 million for the three months ended September 30, 2015, $12.4 million for the nine months ended September 30, 2015, $4.7 million for the three months ended September 30, 2014 and $14.9 million for the nine months ended September 30, 2014.

Customer relationships are amortized over a 15-year period using an accelerated method that reflects the expected future cash flows from the acquired customer-related intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years. Customer relationships and trademarks amortization expense is recorded in cost of goods sold expense.

Amortization expense related to capitalized software was $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, and $0.01 million for the nine months ended September 30, 2014. Software development costs are amortized over a three-year life with the expense recorded in selling and administrative expense.

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Employee-related costs	$5,908	$7,945
Income taxes	1,310	—
Other taxes	765	1,220
Other	2,737	2,263

Total accrued and other liabilities	$10,720	$11,428

8. Income Taxes

The Company’s annual estimated effective tax rate, before reporting the impact of foreign losses, is approximately 35%. The Company recognized discrete tax items of approximately $0.2 million for the nine months ended September 30, 2015. At both September 30, 2015 and December 31, 2014, there was a valuation allowance of $0.4 million related to the Company’s Canadian operations.

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

9. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. During the three months ended September 30, 2015, the nine months ended September 30, 2015, three months ended September 30, 2014, and nine months ended September 30, 2014, total expenses under operating leases were $1.2 million, $3.3 million, $1.1 million, and $3.6 million, respectively. The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials.

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at September 30, 2015:

(in thousands)	Total	Remaining 2015	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$4,979	$366	$1,320	$1,183	$616	$1,494	$—	$—
Purchase commitments	149,960	9,393	30,752	29,250	19,214	16,326	14,060	30,965

Total commitments	$154,939	$9,759	$32,072	$30,433	$19,830	$17,820	$14,060	$30,965

(1)	Future minimum lease payments over the non-cancelable lease terms of the operating leases.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At September 30, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $3.6 million and $4.8 million, respectively.

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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2015 and December 31, 2014, such liabilities were not material to the Company’s financial statements. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, the Company believes that any amounts exceeding the recorded accruals will not materially affect its financial condition.

In March 2015, a group of homebuilders commenced a lawsuit against the Company and other US wallboard manufacturers, which was amended in October 2015, alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The complaint also alleges that the manufacturers agreed to abolish the use of “job quotes” and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The Company denies any wrongdoing of the type alleged in the complaint and believes that it has meritorious defenses to the allegations and will vigorously defend itself in this case. The case has been transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.

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

In connection with the March, May and September 2015 secondary public offerings, certain executives of the Company earned incentive payments in the aggregate amount of approximately $29.9 million. These payments were earned under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan (the “LTIP”). Under the LTIP, certain of the Company’s officers and the estate of the Company’s former CEO are eligible to receive payments from LSF8 in the event of a monetization event, as further described in the 2014 10-K. LSF8 is responsible for funding any payments under the LTIP, including those paid in connection with the March, May and September 2015 secondary public offerings (See Note 1, Background and Nature of Operations). As these payments arose out of employment with the Company, the Company recognizes the payments made to the officers as an expense. The funding of the LTIP payments by LSF8 is recorded as additional paid-in capital. The $29.9 million in LTIP payments related to the March, May and September 2015 secondary public offerings were recorded as an expense to the Company, that will also be tax deductible, and capital contributions by LSF8 in the first, second and third quarters of fiscal 2015.

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

Paperboard purchased from Seven Hills was $11.8 million and $12.3 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Paperboard purchased from Seven Hills was $34.2 million and $37.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015, the Company has certain paper purchase commitments to Seven Hills totaling $33.0 million through 2018.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2015 and December 31, 2014, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

The only assets or liabilities the Company had at September 30, 2015 and December 31, 2014 that are recorded at fair value on a recurring basis are the interest rate cap that the Company entered into on March 31, 2014 that had zero fair value as of September 30, 2015 (see Note 13, Debt) and a fair value of $0.03 million as of December 31, 2014, and natural gas hedges that had a negative fair value of $0.1 million at September 30, 2015, net of tax amount of $0.04 million, and $0.9 million at December 31, 2014, net of tax amount of $0.5 million. Both the interest rate cap and the natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from the counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

13. Debt

Debt consists of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at September 30, 2015 and December 31, 2014	$316,988	$351,988
Less: Original issue discount (net of amortization)	(2,489)	(2,863)

Total debt	314,499	349,125
Less: Current portion of long-term debt	—	—

Long-term debt	$314,499	$349,125

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

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During the three and nine months ended September 30, 2015, the Company pre-paid $15.0 million and $35.0 million of principal payments, respectively, and no further quarterly mandatory principal payments are required until the final payment of $317 million due on August 28, 2020. The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.6 % at September 30, 2015.

There were no amounts outstanding under the Revolver as of September 30, 2015. The interest rate on amounts outstanding under the Revolver is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver, based on draws and outstanding letters of credit and non-existence of violations of covenants, was $46.4 million at September 30, 2015.

Total cash interest paid for the three and nine months ended September 30, 2015 was $3.4 million and $10.4 million, respectively. Total cash interest paid for the three and nine months ended September 30, 2014 was $4.2 million and $15.6 million, respectively.

The table below shows the future minimum principal payments due under the First Lien Credit Agreement.

(in thousands)	Amount Due
2015	—
2016	—
2017	—
2018	—
2019	—
Thereafter	$316,988

Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, a limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and applies only if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. If the financial covenant were applicable, it would require a leverage ratio below 6.0 as of September 30, 2015. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at September 30, 2015, the financial covenant was not applicable for the quarter.

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

Commodity Derivative Instruments

As of September 30, 2015, the Company had 100 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage natural gas price exposures. All of these contracts mature by October 31, 2015. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification (“ASC”) 815-20, Derivatives - Hedging . For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive income (loss) as of September 30, 2015 was $0.1 million, net of tax of $0.04 million. No ineffectiveness was recorded on these contracts during the fiscal year 2014 and the nine months ended September 30, 2015. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

Approximately $0.3 million and $0.8 million of gains, net of tax, were recognized in other comprehensive income for the commodity contracts for the three and nine months ended September 30, 2015, respectively. For the same periods, the amount of gain reclassified from accumulated other comprehensive income into income was nominal. As of September 30, 2015, $0.1 million was recorded in other current liabilities.

In October 2015, the Company entered into two new gas swap contracts in the aggregate notional amount of 1,280 thousand mmBTUs covering approximately 25% of its gas needs. One of these contracts matures by March 31, 2016 and one matures by October 31, 2016. Both contracts are effective as of November 1, 2015. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification (“ASC”) 815-20, Derivatives - Hedging.

Interest Rate Derivative Instrument

At September 30, 2015, the Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a notional amount of $203.4 million, representing 64.2% of the principal amount outstanding under the First Lien Credit Agreement as of September 30, 2015. The notional amount of the interest rate cap declines by $0.5 million each quarter through December 31, 2015. The objective of the hedge is to protect the cash flows from adverse extreme market interest rate changes for a portion of the First Lien Credit Agreement through September 30, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge.

Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded $0.03 million loss for the nine months ended September 30, 2015. No loss was recorded for the three months ended September 30, 2015 and the fair value of the time value of the interest rate cap was $0 as of September 30, 2015.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of September 30, 2015, the Company’s derivatives were in a $0.1 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2015, the Company had no collateral posted with its counterparties related to the derivatives.

15. Segment Reporting

Segment information is presented in accordance with ASC 280, Segment Reporting , which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard which represented approximately 97% of the Company’s revenues for the three and nine months ended September 30, 2015, and approximately 97% and 96% of the Company’s revenues for the three and nine months ended September 30, 2014, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

Revenues from the major products sold to external customers include gypsum wallboard and finishing products.

The Company’s two geographic areas consist of the United States and Canada for which it reports net sales, fixed assets and total assets.

The Company evaluates operating performance based on profit or loss from operations before certain adjustments as shown below. Revenues are attributed to geographic areas based on the location of the customer. The Company did not provide asset information by segment as the Company’s Chief Operating Decision Maker does not use such information for purposes of allocating resources and assessing segment performance.

Reportable segment information consists of the following:

(in thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net Sales:
Wallboard	104,624	110,072	300,936	292,212
Other	3,526	3,732	10,386	11,480

Total net sales	108,150	113,804	311,322	303,692

Operating income (loss):
Wallboard	11,122	20,479	23,318	39,819
Other	(64)	(270)	(83)	(527)

Total operating income (loss)	11,058	20,209	23,235	39,292

Adjustments:
Interest Expense	(4,154)	(4,945)	(12,559)	(24,518)
Gain (loss) from Equity Investment	(278)	(20)	(530)	(257)
Other non-operating expenses	(283)	(131)	(700)	(5,461)

Income (loss) before income tax benefit	6,343	15,113	9,446	9,056

Depreciation and Amortization
Wallboard	12,376	13,211	38,058	40,423
Other	285	300	873	901

Total depreciation and amortization	12,661	13,511	38,931	41,324

16. Share Repurchase

On May 15, 2015, the Company repurchased 913,200 shares of its common stock from LSF8 in a private transaction at a price per share of $21.90, or an aggregate of approximately $20.0 million, pursuant to a stock purchase agreement dated May 11, 2015. On September 16, 2015, the Company repurchased an additional 1,007,500 shares of its common stock from LSF8 in a private transaction at a price per share of $19.85, or an aggregate of approximately $20.0 million, pursuant to a stock purchase agreement dated September 10, 2015. The repurchased shares are held in treasury and the effect thereof reduces the number of shares of common stock outstanding is reflected in the Company’s earnings per share calculation.

17. Share-Based Compensation

In conjunction with the Initial Public Offering, the Company granted certain employees and independent members of the Board of Directors an aggregate of 142,000 stock options and 75,000 shares of restricted stock (“RSAs”) that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect at the time of the grant; (b) a dividend yield of 0% as the Company currently has no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date.

On March 2, 2015, the Company granted certain employees and independent members of the Board of Directors 62,070 Restricted Stock Units (“RSUs”) and 40,050 RSUs that are subject to certain performance conditions (“PRSUs”). Of the 62,070 RSUs granted in March, 7,581 fully vest after one year, and 54,489 vest ratably over four years. On May 5, 2015, the Company granted certain employees an additional 9,205 RSUs and 6,280 PRSUs which vest ratably over four years. The PRSUs vest on December 31, 2017, with the exact number of PRSUs vested subject to the achievement of certain performance conditions through December 31, 2016. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for fiscal years 2015 and 2016. The fair value of each RSU and PRSU is equal to the market price of the Company’s common stock at the date of the grant.

The following table summarizes RSAs, RSUs and PRSUs activity for the nine months ending September 30, 2015:

	Number of RSAs	Number of RSUs	Number of PRSUs	Weighted Average Grant Date Value
Non-Vested, December 31, 2014	55,000	—	—	$14.00
Granted	—	71,275	46,330	$21.19
Cancelled/Forfeited	(3,619)	(1,103)	—	$14.00
Vested	(13,750)	—	—	$14.00

Non-Vested, September 30, 2015	37,631	70,172	46,330	$19.49

As of September 30, 2015, there was $2.1 million of unrecognized compensation expense related to non-vested restricted stock. This expense is subject to future adjustments for vesting and forfeitures and is being recognized on a straight-line basis.

The following table summarizes stock option activity for the nine months ending September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Outstanding, January 1, 2015	142,000	$14.00
Granted	—	—
Forfeited	(2,300)	$14.00
Exercised	(2,331)	14.00

Outstanding, September 30, 2015	137,369	$14.00	$898,393	8.36

Exercisable, September 30, 2015	79,131	$14.00	$517,517	8.36
Vested and Expected to Vest, September 30, 2015	137,369	$14.00	$898,393	8.36

Unearned compensation related to stock options as of September 30, 2015 of $0.3 million will be recognized over a weighted average remaining period of approximately three years. Compensation expense of $0.2 million and $0.6 million was recorded for share-based awards for the three and nine months ended September 30, 2015, respectively. Compensation expense of $0.1 million and $0.3 million was recorded for share-based awards for the three and nine months ended September 30, 2014, respectively.

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

18. Earnings Per Share

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

Earnings Per Share

(in thousands, except per share data)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income per common share:	$4,239	$9,486	$6,133	$5,530
Weighted average shares outstanding - basic	43,000	44,069	43,557	42,561
Dilutive impact of RSAs	13	12	11	8
Dilutive impact of PRSUs	5	—	—	—
Dilutive impact of RSUs	10	—	1	—
Dilutive impact of Stock Options	30	—	28	—

Weighted average shares outstanding - diluted	43,058	44,081	43,597	42,569
Net income per common share:
Basic	$0.10	$0.22	$0.14	$0.13
Diluted	$0.10	$0.22	$0.14	$0.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary reportable segment is wallboard, which accounted for approximately 97% of our net sales in each of the three and nine months ended September 30, 2015 and 97% and 96% in the three and nine months ended September 30, 2014, respectively. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 15, Segment Reporting.

Due to our limited history as a stand-alone company and changes in connection with our Initial Public Offering, the historical financial information included in this Quarterly Report on Form 10-Q is not necessarily indicative of our financial position, results of operations and cash flows in the future.

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 61% of our costs of goods sold for each of the nine months ended September 30, 2015 and September 30, 2014. Depreciation and amortization represented 16% and 17% of our costs of goods sold for the nine months ended September 30, 2015 and September 30, 2014, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 23% and 22% of our costs of goods sold for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 67% and 70% of our manufacturing cash costs for the nine months ended September 30, 2015 and September 30, 2014, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 33% and 30% of manufacturing cash costs for the nine months ended September 30, 2015 and September 30, 2014, respectively.

We currently purchase substantially all of our paperboard liner from Seven Hills, a joint venture between the Company and West-Rock Company, formerly known as RockTenn Company (“WestRock”). Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and substantially all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 11, Investment in Seven Hills.

Results of Operations

The table below highlights our results of operations for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 ( in thousands, except per share data and mill net sales price ):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net Sales	$108,150	$113,804	$311,322	$303,692
Costs, expenses and other income:
Cost of goods sold	78,151	85,821	231,342	241,042
Selling and administrative	9,008	7,774	26,799	23,358
Long Term Incentive Plan funded by Lone Star	9,933	—	29,946	—

Total costs and operating expenses	97,092	93,595	288,087	264,400

Operating income (loss)	11,058	20,209	23,235	39,292
Other income (expense), net	(283)	(131)	(700)	(5,461)
Interest expense, net	(4,154)	(4,945)	(12,559)	(24,518)

Income (loss) before loss on equity method investment and income tax	6,621	15,133	9,976	9,313
Loss from equity method investment	(278)	(20)	(530)	(257)

Income (loss) before income tax	6,343	15,113	9,446	9,056
Income tax benefit (expense)	(2,104)	(5,627)	(3,313)	(3,526)

Net income (loss)	$4,239	$9,486	$6,133	$5,530

Net income (loss) per common share:
Basic	$0.10	$0.22	$0.14	$0.13
Diluted	$0.10	$0.22	$0.14	$0.13
Weighted average shares outstanding:
Basic	43,000	44,069	43,557	42,561
Diluted	43,058	44,081	43,597	42,569

Other Financial and Operating Data:
EBITDA (1)	$23,719	$33,720	$62,166	$80,616
Adjusted EBITDA (1)	$33,652	$33,720	$92,112	$80,616
Capital expenditures and software purchased or developed	$1,444	$3,219	$3,731	$6,090
Wallboard sales volume (MSF)	567	590	1,603	1,552
Mill net sales price (2)	$153.05	$154.10	$155.68	$155.57

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “Reconciliation of Non-GAAP Measures” below for how we calculate and define EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to operating income, the most directly comparable GAAP measure, and a description as to why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Net Sales. Net sales decreased by $5.7 million, down 5.0% from $113.8 million for the three months ended September 30, 2014, to $108.2 million for the three months ended September 30, 2015. The decrease was primarily attributable to lower volume, which had approximately $4.3 million unfavorable impact on net sales. Total volume decreased 3.9% compared to the prior year period, driven by a U.S. volume decrease of 5.1%. Foreign exchange rates and lower sales of our other products reduced net sales by an additional $1.7 million and $0.2 million, respectively. The increase in the average net selling price for gypsum wallboard at constant exchange rates had a $0.5 million favorable impact on net sales.

Net sales increased by $7.6 million, up 2.5% from $303.7 million for the nine months ended September 30, 2014, to $311.3 million for the nine months ended September 30, 2015. The increase was primarily attributable to the increase in volume, which contributed approximately $9.5 million of additional net sales. Total volume increased 3.3% compared to the prior year period, driven by a U.S. volume increase of 2.4% and improved Canadian volumes. The decrease in the average net selling price for gypsum wallboard at constant exchange rates had a $3.2 million favorable impact on net sales. An unfavorable $4.0 million impact of foreign currency and $1.1 million in lower sales of our other products contributed to the remaining difference.

Cost of Goods Sold. Cost of goods sold decreased $7.7 million, down 8.9% from $85.8 million for the three months ended September 30, 2014, to $78.2 million for the three months ended September 30, 2015. Approximately $2.5 million of the decrease in cost of goods sold was due to lower manufacturing and freight costs, primarily helped by lower energy prices. Lower wallboard and non-wallboard sales volumes reduced cost of goods sold by $2.1 million and $0.3 million, respectively. A favorable $1.5 million impact of foreign exchange rates and $1.3 million in lower amortization contributed to the remaining difference.

Cost of goods sold decreased $9.7 million, down 4.0% from $241.0 million for the nine months ended September 30, 2014, to $231.3 million for the nine months ended September 30, 2015. Approximately $6.1 million of the decrease in cost of goods sold was due to lower manufacturing costs, primarily helped by lower energy prices. Lower amortization and favorable foreign exchange rates reduced costs by an additional $3.6 million and $3.7 million, respectively. Lower sales volumes of our non-wallboard products reduced cost of goods sold by $1.2 million. Higher wallboard volumes increased costs by $4.8 million and higher freight to customers increased costs by $0.1 million.

Selling and Administrative Expense. Selling and administrative expense increased $1.2 million, up 15.9% to $9.0 million for the three months ended September 30, 2015 compared to $7.8 million for the three months ended September 30, 2014. This increase was primarily driven by $0.4 million higher amortization for the recently implemented information technology system, $0.2 million in professional fees for the secondary public offering in the third quarter of 2015 and $0.6 million related to additional costs of being a standalone company.

Selling and administrative expense increased $3.4 million, up 14.7% to $26.8 million for the nine months ended September 30, 2015 compared to $23.4 million for the nine months ended September 30, 2014. This increase was primarily driven by $1.3 million higher amortization for the recently implemented information technology system, $0.9 million in professional fees for the secondary public offerings in the first nine months of 2015, $0.9 million related to additional costs of being a standalone company and $0.3 million in Delaware franchise tax.

Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, LP. Long Term Incentive Plan (the “LTIP”), certain of our officers and the estate of our former CEO are eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds (“LSF8”), in the event of a monetization event, as further described in our 2014 10-K. LSF8 is responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in aggregate payments of $4.2 million, and the secondary public offerings in May and September 2015 resulted in aggregate payments of $15.8 million and $9.9 million, respectively. As these payments arose out of employment with the Company, the $9.9 million and $29.9 million expenses were recorded on the Company’s books for the three and nine months ended September 30, 2015, respectively, and will also be deductible for tax purposes. The funding of LTIP is recorded as capital contributions from LSF8 in the statement of cash flows under financing activities.

Operating (Loss) Income. Operating income of $11.1 million for the three months ended September 30, 2015 decreased by $9.2 million from operating income of $20.2 million for the three months ended September 30, 2014. The difference was driven mostly by the $9.9 million LTIP expense, $5.7 million lower net sales and $1.2 million higher selling and administrative expense, partially offset by $7.7 million lower cost of goods sold.

Operating income of $23.3 million for the nine months ended September 30, 2015 decreased by $16.1 million from operating income of $39.3 million for the nine months ended September 30, 2014. The difference was driven mostly by the $29.9 million LTIP expense and $3.4 million higher selling and administrative expense, partially offset by $7.6 million higher net sales and $9.7 million lower cost of goods sold.

Other Income (Expense), Net. Other income (expense), net, was a net expense of $0.3 million for the three months ended September 30, 2015, slightly higher than other expense of $0.1 million in the prior year period.

For the nine months ended September 30, 2015, other income (expense), net, was a net expense of $0.7 million, a decrease from the $5.5 million other expense in the prior year period. The decrease is primarily due to non-recurring costs incurred in the first quarter 2014, including the prepayment premium of $3.1 million for the repayment of the Second Lien Term Loan and $2.0 million for the payment of termination fees to affiliates of Lone Star.

Interest Expense, Net. Interest expense, net, was $4.2 million for the three months ended September 30, 2015, compared to $4.9 million for the prior year period, and relates to the First Lien Credit Agreement. This decrease was driven by lower borrowings during the third quarter of 2015 and a reduced interest rate on the First Lien Term Loan. During the third quarter of 2015, the Company prepaid $15.0 million of the First Lien Term Loan.

Interest expense was $12.6 million for the nine months ended September 30, 2015, a decrease from $24.5 million for the nine months ended September 30, 2014, reflecting lower borrowings during the nine months ended September 30, 2015, a reduced interest rate on the First Lien Term Loan and non-recurring costs that occurred in 2014 and not in 2015. The non-recurring costs include a write-off of the original issue discount and deferred financing fees associated with the early repayment of the Second Lien Term Loan on February 10, 2014.

The Company prepaid $59.9 million in the course of 2014 and $35 million during the first nine months of 2015, in each case under the First Lien Credit Agreement. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% due to the Company reaching lower leverage ratios as outlined in the First Lien Credit Agreement. In August 2014, the interest rate on the First Lien Credit Agreement was further reduced by 0.25% due to a ratings upgrade by Moody’s (See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 13). As a result, the effective interest rate on the First Lien Credit Agreement as of September 30, 2015 was 4.77% and the effective interest rate on the Revolver was 3.25%.

Income Tax Benefit (Expense). Income tax expense was $2.1 million for the three months ended September 30, 2015, compared to an income tax expense of $5.6 million in the prior year period.

Income tax expense was $3.3 million for the nine months ended September 30, 2015, compared to an income tax expense of $3.5 million in the prior year period.

Net Income (Loss). Net income for the three months ended September 30, 2015 was $4.2 million, compared to a net income of $9.5 million in the prior year period. The decrease was primarily driven by the $9.9 million LTIP expense, $5.6 million lower net sales and $1.2 higher selling, general and administrative expense, partly offset by $3.5 million lower income tax expense and $7.7 million lower cost of goods sold.

Net income for the nine months ended September 30, 2015 was $6.1 million, compared to a net income of $5.5 million in the prior year period. The increase was primarily driven by $7.6 million higher net sales, $9.7 million lower cost of goods sold, $12.0 million lower interest expense and $4.8 million lower other expense, partly offset by the $29.9 million LTIP expense and $3.4 million higher selling, general and administrative expense.

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

The following table reconciles the non-GAAP measures to GAAP measures:

(in thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating Income - GAAP Measure	$11,058	$20,209	$23,235	$39,292
Adjustments:
Depreciation and amortization	12,661	13,511	38,931	41,324

EBITDA—Non-GAAP Measure	23,719	33,720	62,166	80,616
Long Term Incentive Plan funded by Lone Star (a)	9,933	—	29,946	—

Adjusted EBITDA—Non-GAAP Measure	$33,652	$33,720	$92,112	$80,616

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the nine months ended September 30, 2015 and September 30, 2014:

(in thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net cash provided by operating activities	$50,844	$45,708
Net cash used in investing activities	(2,938)	(4,336)
Net cash used in financing activities	(45,285)	(40,621)
Effect of foreign exchange rates on cash and cash equivalents	(990)	(417)

Net change in cash and cash equivalents	$1,631	$334

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $50.8 million for the nine months ended September 30, 2015. Net cash provided by operating activities for the nine months ended September 30, 2014 was $45.7 million. This improvement was primarily due to an increase in net working capital.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.9 million and $4.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Net cash used in investing activities for the nine months ended September 30, 2015 reflects an aggregate of $3.7 million in capital expenditures and software purchased or developed, partially offset by $0.8 million in distributions received from our equity investment in Seven Hills. The decrease in cash used for investing activity in for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 was primarily due to lower expenditures for software purchased or developed as we implemented a new information technology system in 2014. Lower capital expenditures were offset by lower distributions received from our equity investment in Seven Hills.

Net Cash Used In Financing Activities

Net cash used in financing activities was $45.3 million for the nine months ended September 30, 2015. Net cash used in financing activities was $40.6 million for the nine months ended September 30, 2014. In May 2015, the Company repurchased 913,200 shares of its common stock from LSF8 for an aggregate amount of approximately $20.0 million. In September 2015, the Company repurchased an additional 1,007,500 shares of its common stock from LSF8 for an aggregate amount of approximately $20.0 million. The Company made voluntary prepayments of $35.0 million on the First Lien Credit Agreement in the nine months ended September 30, 2015. The next required mandatory principal payment on the First Lien Credit Agreement is the amount due at maturity on August 28, 2020. In addition, the Company received $29.8 million of LTIP funding from Lone Star.

In the first quarter 2014, net proceeds of $151.4 million from the Initial Public Offering were used to repay a portion of the Second Lien Credit Agreement of $155 million.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2014 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2015.

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

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk associated with our input costs. We use derivative instruments to manage certain commodity price and interest rate exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Part I, Item 1, Financial Information – Notes to Consolidated Financial Statements, Note 14, Derivative Instruments, for additional information regarding our financial exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of September 30, 2015, we had $17.3 million in cash and cash equivalents. The interest expense associated with First Lien Credit Agreement and any loans under the Revolver will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of September 30, 2015, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by approximately $0.3 million for the three months ended September 30, 2015.

At March 31, 2014, the Company entered into an interest rate cap on three months US Dollar LIBOR of 2% for a notional amount of $206.5 million, which represented one-half of the principal amount due under our First Lien Credit Agreement at March 31, 2014. The notional amount of the interest rate cap declines by approximately $0.5 million each quarter through December 31, 2015, and was $203.4 million as of September 30, 2015. The objective of the hedge is to protect our cash flows for a portion of the First Lien Credit Agreement from adverse extreme market interest rate changes through September 30, 2016. As U.S. Dollar LIBOR interest rates remain below 2%, the contract had a fair value of $0 at September 30, 2015.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may further decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 8% and 9% of our sales for the three and nine months ended September 30, 2015, respectively, and 7 % and 9% of our sales for the three and nine months ended September 30, 2014, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million and $0.3 million based on 2015 results for the three and nine months ended September 30, 2015, respectively. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

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

We use natural gas swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas for 2015 is hedged. The aggregate notional amount of these hedge contracts in place as of September 30, 2015 was 100 thousand mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of the outstanding quarter-end contracts was an unrealized loss of $0.1 million as of September 30, 2015. In October 2015, the Company entered into two new gas swap contracts in the aggregate notional amount of 1,280 thousand mmBTUs covering approximately 25% of its gas needs. One of these contracts matures by March 31, 2016 and one matures by October 31, 2016. Both contracts are effective as of November 1, 2015.

Seasonality

Sales of our wallboard products are, similar to many building products, seasonal in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A. Risk Factors in the 2014 10-K, as supplemented by the update in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 4, 2015, our Board of Directors and Audit Committee approved the repurchase of up to $20.0 million of our common stock from LSF8 in connection with a future secondary public offering by LSF8. On September 10, 2015, we entered into a stock purchase agreement with LSF8 pursuant to which we agreed to repurchase, in a private, non-underwritten transaction, a number of shares of our common stock held by LSF8 with an aggregate value of $20.0 million, at a price per share equal to the per share price paid by the underwriter to LSF8 in the related secondary public offering, rounded down to the nearest 100 shares. The repurchase transaction closed along with the offering on September 16, 2015. There is no remaining capacity under this repurchase authorization.

Common stock repurchase activity during the fiscal quarter ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	—	$—	—	$—
August 1 - August 31, 2015	—	$—	—	$—
September 1 - September 31, 2015	1,007,500	$19.85	—	$—

Total	1,007,500	$19.85	—	$—

Item 5.	Other Information

Stock Repurchase Program

On November 3, 2015, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $50.0 million of our common stock at such times and prices as determined by management as market conditions warrant. The stock repurchase authorization expires on December 31, 2016. The repurchase program does not obligate us to repurchase any dollar amount or number of shares.

Share Ownership Guidelines

On November 3, 2015, our Board of Directors formally approved share ownership guidelines previously recommended by the Compensation Committee pursuant to which our executive officers are expected to establish and maintain ownership of a specified amount of our common stock. Pursuant to the guidelines, the Chief Executive Officer is expected to hold common stock with a value of five times salary, the Chief Financial Officer is expected to hold common stock with a value of two and one-half times salary and all other executive officers are expected to hold common stock with a value equal to such executive officer’s salary, in each case based on compensation levels as of the time the executive officer became subject to the applicable guideline. Executive officers have five years from the date of becoming subject to the applicable guideline to reach the requisite ownership level. Shares of common stock held outright and in retirement accounts as well as the after-tax value of unvested shares of restricted stock and unvested but earned performance shares are counted towards attaining the requisite ownership level.

Executive Severance and Change in Control Plan

On November 3, 2015, our Board of Directors approved the Continental Building Products, Inc. Executive Severance and Change in Control Plan (the “Plan”), which has an initial term of two years. The Plan provides benefits to a total of seven officers of the Company, including our Chief Executive Officer, other Named Executive Officers and certain other executive officers of the Company, both (i) in the event of a termination of employment in connection with a Change in Control (as defined in the Plan) of the Company and (ii) in certain circumstances in connection with the termination of employment not in anticipation of a Change in Control. In both cases, in the event of a termination of employment, plan participants would receive earned salary, accrued but unpaid bonus and accrued but unpaid vacation time (the “Accrued Obligations”).

In the event of a termination of employment in connection with a Change of Control (as defined in the Plan), in addition to the Accrued Obligations, plan participants would receive (i) a severance payment equal to the participant’s Benefit Multiplier (as defined in the Plan) and the sum of the participant’s base salary and target bonus opportunity, plus (ii) a pro- rata portion of the participant’s bonus based on the number of days of employment during the bonus plan year in which the termination occurs, and based on actual performance, plus (iii) all life, disability, medical, dental and/or vision insurance programs in which the participant or family members were participating, for a period of twenty four months for the Company’s CEO and a period of twelve months for all other plan participants. The “Benefit Multiplier” under the Plan is two for the Company’s CEO and one for each other plan participant. In the event of a termination in connection with a Change in Control, outstanding equity awards are generally treated as follows: (i) outstanding and unvested stock options immediately vest and are exercisable for a period of ninety (90) days; (ii) restrictions on outstanding shares of restricted stock and restricted stock units lapse and they become non-forfeitable; and (iii) unearned performance share units shall be deemed to have earned and paid out in full assuming achievement of 100% of target level performance.

In the event, not in connection with a Change in Control, a participant is terminated without Cause (as defined in the Plan) or the participant terminates for Good Reason (as defined in the Plan), in addition to the Accrued Obligations, plan participants would receive (i) a severance payment equal to the product of the Benefit Multiplier and the participant’s base salary, plus (ii) a pro- rata portion of the participant’s bonus based on the number of days of employment during the bonus plan year in which the termination occurs, and based on actual performance, plus (iii) all life, disability, medical, dental and/or vision insurance programs in which the participant or family members were participating, for a period of twenty four months for the Company’s CEO and a period of twelve months for all other plan participants. In the event of such a termination without Cause or for Good Reason, outstanding equity awards are generally treated as follows: (i) outstanding and unvested stock options immediately vest on a pro-rata basis based on the number of days the participant was employed through the date of termination and are exercisable for a period of ninety (90) days; (ii) all unvested shares of restricted stock and restricted stock units are forfeited back to the Company, and (iii) unearned performance share units are deemed to have been earned and paid out on a pro-rata basis based on the number of days the participant was employed through the termination, measuring actual performance achieved as of the completion of the applicable performance cycle.

Item 6.	Exhibits

10.1	Stock Purchase Agreement dated September 10, 2015 between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P.

10.2#	Continental Building Products, Inc. Executive Severance and Change in Control Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Denotes management compensatory plan or arrangement

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

Date: November 5, 2015