Form 10-K
period 2015-12-31
Continental Building Products, Inc.
filed 2016-02-23
CIK 1592480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

According to the records of the registrant’s registrar and transfer agent, as of February 17, 2016, the latest practicable date, 41,692,504 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding, which amount excludes 2,490,208 shares of common stock held by the registrant as treasury shares.

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $661,755,987, based upon the last reported sales price for such date on the New York Stock Exchange.

Documents Incorporated By Reference: None

PART I

Item 1.	Business

On August 30, 2013, substantially all of the assets and liabilities related to our business were acquired from Lafarge North America Inc., or Lafarge, which we refer to as the Acquisition. Prior to the Acquisition, we operated as the gypsum division of Lafarge. Unless otherwise specified, references in this Annual Report on Form 10-K to “our,” “we,” “us,” the “Company” and “our business” (i) for periods prior to the completion of the Acquisition, refer to the gypsum division of Lafarge, (ii) for periods after completion of the Acquisition but prior to the conversion refer to LSF8 Gypsum Holdings Company, LLC (the entity formed to complete the Acquisition that was converted into Continental Building Products, Inc.) and (iii) for the periods after the conversion, refer to Continental Building Products, Inc., in each case together with its consolidated subsidiaries. We are a holding company and have a relatively short operating history as a stand-alone company.

General

We are a leading, high margin manufacturer of gypsum wallboard and complementary finishing products. Our manufacturing facilities and sales efforts are concentrated in the eastern United States and eastern Canada. Gypsum wallboard is a primary building material used in new residential and commercial construction and repair and remodel (“R&R”). We estimate that in 2015 our market share in the United States east of the Mississippi River, a market which accounted for more than 55% of total U.S. wallboard demand, was approximately 16%, and our share is significantly higher in many of the major metropolitan areas within a shipping radius of 300 miles of our facilities, which include New York, Miami, Tampa, Orlando, Cincinnati, Cleveland, Columbus, Indianapolis, Nashville, Jacksonville and Hartford.

We sell our products in the new residential, R&R and commercial construction markets. Traditionally, the new residential construction market has been the most significant contributor to wallboard industry demand. It has also been the most volatile. During the most recent economic downturn, new residential construction contracted sharply. As the broader economy and the housing market continue to recover, we expect significant growth in our net sales to come from increased new residential construction demand. R&R activity was also affected by the last recession but has also recovered with the broader economy. We believe that R&R construction will remain an important source of demand as existing U.S. housing stock ages and properties that were foreclosed during the downturn are rehabilitated. The commercial construction market encompasses areas such as office, retail, healthcare, hospitality and government building projects.

The most recent economic and housing market downturn was challenging for the gypsum wallboard industry. In recent years, we have focused on reducing our cost base and improving the efficiency of our operations. For example, from 2007 to 2015, we were able to achieve an 8% reduction in selling, general and administrative related headcount, while net sales increased by 23%. We also closed two of our older and less efficient plants, resulting in significant fixed cost savings and rationalization of our capacity. We believe this disciplined approach to costs along with our significant investments in developing and upgrading our manufacturing facilities since 2000 has positioned us and will continue to position us to benefit from a continuing recovery in the residential housing market.

The North American gypsum wallboard industry is the largest in the world, with the world’s highest per capita consumption rate. Gypsum wallboard is a low cost, widely used building product for interior and exterior walls and ceilings in residential and commercial structures. It is highly regarded for its ease and speed of application and its superior performance in providing comfort, fire resistance and thermal and sound insulation. The primary raw material, gypsum, can be either natural or synthetic. Natural gypsum is a mineral mined in select areas throughout North America. Synthetic gypsum is sourced primarily via flue gas desulfurization within coal-fired power plants. According to the Gypsum Association, use of synthetic gypsum has increased from 5% of total wallboard production in 1995 to 44% in 2015. We currently use exclusively synthetic gypsum in our manufacturing process.

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

                The U.S. housing market has been in a recovery over the last several years. U.S. housing starts reached 0.78 million in 2012, driving U.S. wallboard consumption to 18.9 bsf. In the following years, the positive trend in housing starts continued, with housing starts of 0.93 million in 2013, 1.0 million in 2014 and 1.1 million in 2015, according to the U.S. Census Bureau, driving wallboard consumption to 20.5 bsf, 21.5 bsf and 22.1 bsf, respectively.

We believe that there is substantial room for continued improvement in housing starts. Housing starts have averaged 1.4 million over the past 50 years, which is approximately 27% greater than the 2015 starts of 1.1 million. Wallboard consumption has historically correlated closely with increased construction activity, typically trailing housing starts by approximately six to nine months. To the extent housing starts continue to increase, we expect a corresponding increase in wallboard demand.

We also expect continued recovery in the R&R market and improvement in the commercial construction market. In the residential segment, the Remodeling Market Index, or RMI, which measures home remodel activity, stood at 58 in the fourth quarter of 2015 according to NAHB Economics Group (an index number of 50 indicates equal numbers of remodelers report activity higher and lower than the previous quarter). Additionally, according to projections from Dodge Data & Analytics, commercial building, measured in dollars spent, is expected to increase by 11% in 2016.

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

Products and Customers

We offer our customers a full range of gypsum wallboard products, including LiftLite ® , our lightweight product designed to be easier to lift and install, our Mold Defense ® line of products designed for enhanced protection against mold and mildew, and our Weather Defense ® line of moisture and mold-resistant exterior sheathing. To complement our wallboard business and to better serve our customers, we also operate a finishing products business that manufactures a comprehensive line of joint compounds at our plant in Silver Grove (Kentucky) and our joint compound plant in Chambly (Quebec). We provide superior customer service based on customer needs, consistently delivering high quality finished product and providing orders accurately with fast delivery times. Certain customers and markets have also favored the use of synthetic gypsum products, which we manufacture, versus natural gypsum products for the additional benefit of receiving Leadership in Energy and Environmental Design, or LEED, ratings to support environmentally responsible initiatives.

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

We regularly achieve high rankings in customer service surveys and have received numerous “supplier of the year” awards from major customers. We consistently provide a high level of service to our customers through a combination of product availability and quality, on-time delivery, and timely and accurate invoicing. We sell our products through several different channels and to a broad group of customers, including gypsum wallboard distributors, buying groups, wholesalers and mass merchants. Lowes, our largest customer, represented 16%, 15%, and 14% of our net sales in 2015, 2014, and 2013, respectively, and no other customer represented more than 10% of sales.

We believe our industry experience, manufacturing expertise and flexible production facilities enable us to quickly develop and implement new products in response to market needs or competitor product introductions. For example, in 2011 we introduced LiftLite ® , a lightweight wallboard for use on interior walls and ceilings. It is formulated to be up to approximately 20% lighter than standard 1/2 “ wallboard, making it easier to lift, carry and install. We designed LiftLite ® in a relatively short period of time with only a limited investment, and it has replaced most of our standard 1/2” wallboard.

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

We purchase all of our synthetic gypsum supplies from coal-fired power plants with operations near, or easily accessible to, our wallboard facilities. To secure our supplies, we have entered into long-term agreements with major suppliers, with remaining terms (with extensions) ranging from approximately 9 years to 34 years. Our supply contracts provide for a base price with escalation provisions. These contracts are structured as “take-or-pay” arrangements, where the sellers are required to supply a specified annual amount of gypsum and we are required to buy a specified annual amount, or else, in either case, pay penalties under the contracts. Two of our plants have sufficient supply under contract to operate at our full design capacity, while one of our facilities requires a small amount of additional supply at full capacity. We believe that we would be able to purchase additional synthetic gypsum on the open market to the extent any production increases require it, or if market conditions are favorable.

Our Seven Hills joint venture with WestRock Company (formerly known as RockTenn Company), or WestRock, provides us with a reliable source of high-quality paperboard liner required for consistent wallboard production. We therefore have a long-term supply agreement that fulfills all of our current paper requirements. The Seven Hills joint venture has the capacity to supply us with approximately 75% of our paper needs at our full capacity, and some additional capacity can be added with a modest additional investment.

Our manufacturing processes utilize significant amounts of natural gas and electricity. We purchase both natural gas and electricity on the open market. We use derivative instruments to manage certain commodity price and interest rate exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond one year. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information regarding our financial exposures.

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

                Although gypsum wallboard remains a regional industry, consolidation in the industry has resulted in increased market share for certain industry participants, including us. In 1997 there were thirteen gypsum wallboard producers, compared to seven in 2015. This consolidation has occurred almost entirely amongst the smaller producers. Since 1997, our national market share has grown from 3% to 10%.

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

Employees

We had 546 employees as of December 31, 2015. Some of our employees at our Buchanan wallboard plant, representing approximately 14% of our workforce, are represented by two unions. The collective bargaining agreements with these two unions will expire on November 30, 2017. Our remaining employees are non-union. We believe our relationships with both our union and non-union employees are good.

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

The U.S. Congress and several states are considering proposed legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. In 2009, the EPA issued its findings that certain greenhouse gases, including carbon dioxide, endanger the public health and welfare. In 2010, the EPA adopted rules to phase in requirements for all new or modified “stationary sources” that emit 100,000 tons of greenhouse gases per year, or modified sources that increase emissions by 75,000 tons per year, to annually obtain permits demonstrating that they are incorporating the “best available control technology” to minimize greenhouse gas emissions. These rules would affect future modifications or expansions of all our U.S. wallboard plants and the paper mill operated as a joint venture with WestRock, which produce greenhouse gases. The rules are subject to pending legal challenges that have been filed by certain interested parties, including states, industry groups and environmental organizations, in the U.S. federal courts. If these rules withstand challenge, they could require that we incur significant costs to satisfy permitting requirements in the event of future plant modifications or expansions. In addition, the EPA has adopted regulations known as the Clean Power Plan designed to reduce the emission of carbon dioxide from power plants, although in February of 2016 the Supreme Court issued a stay of enforcement of the Clean Power Plan regulations pending resolution of legal challenges to the regulations. Enactment of new climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of additional regulations by the EPA and analogous state or Canadian governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a material adverse effect on our operations and demand for our services or products. Our manufacturing processes for wallboard use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. From time to time, legislation has been introduced proposing a “carbon tax” on energy use or establishing a so-called “cap and trade” system. Such legislation would almost certainly increase the cost of energy used in our manufacturing processes. See “Risk Factors—We and our suppliers are subject to environmental and safety laws and regulations and these laws and regulations may change. These laws and regulations could cause us or our suppliers to make modifications to how we or they manufacture and price our products. They could also require that we or our suppliers make significant capital investments or otherwise increase our or their costs or result in liabilities to us.

Additional Information

See Note 15 to the audited financial statements included in this Annual Report on Form 10-K for financial information pertaining to our Wallboard segment and Item 1A—Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our business and operating results.

Available Information

Our website address is www.continental-bp.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments or supplements to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Principles of Corporate Governance, our Code of Ethics and Business Conduct, and the Charters of our Audit Committee, Nominating and Corporate Governance, and Compensation Committee of our Board of Directors.

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

Historically, demand for the products that we manufacture has been closely correlated with new residential construction in the United States and Canada and, to a lesser extent, commercial construction and R&R activity. From 2008 to 2014, new residential construction activities were at their lowest levels since 1949 and, correspondingly, demand for the products that we manufacture was weak. U.S. wallboard consumption was 17.1 bsf in 2010 and 17.2 bsf in 2011, down from pre-recession highs of 36.2 bsf in 2005. Prices fell significantly across the industry as demand decreased. Our net sales declined from $502.9 million for the year ended December 31, 2006 to $244.0 million for the year ended December 31, 2010. Although conditions have improved in recent years, there is uncertainty regarding the timing, extent and sustainability of the current recovery in such construction activity and resulting product demand levels. Demand for new residential construction is influenced by mortgage availability and rates, employment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, rental prices, housing inventory levels, consumer confidence, seasonal weather factors and other general economic factors. Our growth prospects depend, to a significant extent, on the degree by which conditions in the residential construction market improve in the future. We cannot control the foregoing and, as a result, our profitability and cash flow may vary materially in response to market conditions and changes in the supply and demand balance for our primary products.

During cyclical downturns in the markets in which we operate, we may incur losses. For example, for the years ended December 31, 2011 and 2012, the Predecessor incurred net losses of $60.5 million and $12.8 million, respectively, while the housing downturn continued. As a result of any possible future cyclical downturns, the price of our common stock may decline.

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

                All of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion residual, or CCR, resulting primarily from flue gas desulfurization, or FGD, carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of synthetic gypsum are primarily power companies. As a result of the increase in coal price relative to natural gas and other reasons, some power companies have recently ceased operations or reduced power generation at certain high cost plants or at plants that are not compliant with current or anticipated environmental laws or switched such plants to using natural gas instead of coal for their electric generation needs. Additionally, existing or future changes in environmental regulations could make it more difficult or costly for power providers or industrial plants to burn coal. The EPA’s regulations issued in August 2015 as part of its “Clean Power Plan,” have the stated goal of reducing the amount of carbon dioxide emitted from power plants by 32% from 2005 levels by the year 2030, although in February of 2016 the Supreme Court issued a stay of enforcement of the Clean Power Plan regulations pending resolution of legal challenges to the regulations. A meaningful portion of the reduction in carbon emissions will come from reducing the output of coal fired power plants. We believe that the larger power plants with sophisticated pollution control devices that supply most of our gypsum would be less likely to be affected than smaller, less efficient plants. However, in the event any of the power companies with which we have synthetic gypsum supply agreements, for these or other reasons, reduce their power generation, switch to using natural gas instead of coal or cease operations completely, our access to synthetic gypsum may be constrained or the cost to obtain gypsum could increase, which could have an adverse effect on our business. In that event, there can be no assurance that we could find alternative sources of synthetic gypsum in reasonable quantities or at reasonable prices. In December 2013 our synthetic gypsum supplier for the Buchanan plant, NRG Energy, announced plans to deactivate its Chalk Point and Dickerson coal fired power plants in May of 2017, a date that has now been extended twice, to May 2019. These two plants together have recently provided approximately one-third of our Buchanan plant’s synthetic gypsum. It is not certain that these plants will be deactivated at the announced time. However, even if these plants are deactivated, we believe we will have access to sufficient gypsum through multiple sources to continue economically operating the Buchanan plant at required capacity levels.

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

For example, the U.S. Congress and several states are considering or have adopted legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. In 2010, the EPA adopted rules to phase in requirements for all new or modified “stationary sources” that emit 100,000 tons of greenhouse gases per year, or modified sources that increase emissions by 75,000 tons per year, to annually obtain permits demonstrating that they are incorporating the “best available control technology” to minimize greenhouse gas emissions. These rules could affect all of our U.S. wallboard plants and the Seven Hills Paperboard LLC, or Seven Hills, paper mill operated as a joint venture with WestRock, which produce greenhouse gases. The rules are subject to pending legal challenges that have been filed by certain interested parties, including states, industry groups and environmental organizations, in the U.S. federal courts. If these rules withstand challenge, they could require that we incur significant costs to satisfy permitting requirements. In addition, the EPA has adopted regulations known as the Clean Power Plan designed to reduce the emissions of carbon dioxide from power plants. Enactment of new climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of additional regulations by the EPA and analogous state or Canadian governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a material adverse effect on our operations and demand for our products. Our manufacturing processes for wallboard use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs.

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

                In 2015, 2014 and 2013 on a pro forma basis, Lowe’s accounted for 16%, 15%, and 14% of our net sales, respectively. If Lowe’s reduces, delays or cancels a substantial number of orders, our business, financial condition and operating results may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.

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

We are reliant on WestRock for paper and we may require additional supplies of paper if our current supply is disrupted or our utilization increases.

We currently purchase substantially all of our paperboard liner from the Seven Hills joint venture with WestRock. While the joint venture has the capacity to supply us with approximately 75% of our paper needs at our full capacity and 100% of our needs at current capacity, supply disruptions or additional paper demand that cannot be fulfilled on the open market could adversely affect our business. Since we only have one major supplier of paper, our risk of supply disruption may be greater than that of some of our competitors. Paper is a significant component of our variable costs. To the extent we are required to purchase paper on the open market, paper costs would be subject to market conditions and could increase, which could have a negative impact on our results of operations.

If the cost of energy increases, our cost of goods sold will increase and our operating results or cash flows may be materially and adversely affected.

Our manufacturing processes use substantial amounts of natural gas and electricity, which are major components of our cost of goods sold. Energy costs are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power have been volatile in recent years. There may be substantial increases in the price of energy in the future, which may be pronounced if there are dislocations in the energy markets due to political instability or other unforeseeable events. Our policy, which is designed to decrease volatility, is to hedge no more than 50% of our historical gas usage and to maintain hedges for no more than one year. We currently do not hedge our electricity purchases at all. Consequently, we may be adversely impacted by increases in price more than competitors utilizing a more comprehensive hedging strategy, particularly in respect of electricity purchases. There can be no assurances we will continue to utilize this hedging strategy in the future or whether it or any other strategy we implement, including not hedging at all, will be successful.

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

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material, including but not limited to the Department of Justice subpoena we received in 2015 in connection with an investigation of the gypsum drywall industry (See Note 10 to the audited financial statements included in this Annual Report on Form 10-K). The outcome of existing legal proceedings may differ from our expectations because the outcomes of litigation and similar disputes are often difficult to predict reliably. Various factors and developments could lead us to make changes in current estimates of liabilities and related insurance receivables, where applicable, or make additional estimates, including new or modified estimates as a result of a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations.

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

We use information technology systems to collect, store and transmit the data needed to operate our business. We may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or similar events or disruptions. We may in the future add applications to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

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

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms could negatively impact us. Approximately 14% of our 546 employees were unionized as of December 31, 2015. The current collective bargaining agreements with our unionized employees at our Buchanan plant expire on November 30, 2017. We cannot assure you that we will be able to negotiate the collective bargaining agreement on the same or similar terms as those in the current agreement, or at all, without production interruptions, including labor stoppages. In the past, we have experienced union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances in which we must compete for employees with necessary skills and experience or in tight labor markets. Any such cost increases, work stoppages or disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting production, sales volumes and profitability.

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

                Our subsidiary, Continental Building Products Operating Company, LLC, or OpCo, is a party to a secured credit facility that was entered into in connection with the Acquisition. As of December 31, 2015, $297 million was outstanding under the First Lien Credit Agreement and no revolving loans were outstanding under the Revolver. We may incur substantial additional debt in the future. This credit facility, and other debt instruments we may enter into in the future, may have important consequences to you, including the following:

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

The credit facility limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The First Lien Credit Agreement also requires OpCo and its restricted subsidiaries to maintain a specific total leverage ratio in certain circumstances. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities, for more information regarding the terms of this credit facility.

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

                Certain of the historical financial information that we have included in this Annual Report on Form 10-K has been derived from the historical financial statements of Lafarge and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. For periods prior to the Acquisition, the historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate functions historically provided by Lafarge. These allocated costs are primarily related to corporate administrative expense, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, market and contract support, customer support, treasury, facility and other corporate and infrastructural services. While we believe that these allocations are reasonable reflections of the historical utilization levels of these services in support of our business, we have not made adjustments to reflect many significant changes that have occurred in our cost structure, funding and operations as a result of the Acquisition, including changes in our employee base, changes in our legal structure, potential increased costs associated with reduced economies of scale, migration of our informational technology systems, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a publicly traded, stand-alone company. As a result of the Acquisition, we have a limited history of functioning as a stand-alone company. As a result of these factors, the historical financial information prior to fiscal year 2014 is not necessarily representative of the amount that would have been reflected in our financial statements had we been a stand-alone company or indicative of our future results of operations, financial position, cash flows or costs and expenses. For additional information, see Item 6, Selected Financial and Operating Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our historical combined financial statements and notes thereto.

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

If an active market is not sustained, the market price of our common stock may decline and you may not be able to sell your shares. Even in an active trading market for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations.

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

Lone Star owns a significant portion of our common stock, it may have conflicts of interest with other stockholders in the future and its significant ownership may limit your ability to influence corporate matters.

Lone Star beneficially owns approximately 14% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to meaningfully influence all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws. Five of the nine members of our board of directors are employees or affiliates of Lone Star.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star. The interests of Lone Star may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star could meaningfully influence whether we enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect our share price. Lone Star is also able to transfer its shares to a third party, which would not require the approval of our Board of Directors or other stockholders.

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

Until recently, we were a “controlled company” within the meaning of the NYSE rules and, as a result, qualified for, and relied on, exemptions from certain corporate governance requirements.

Until March 18, 2015, Lone Star controlled a majority of the voting power of our outstanding common stock. As a result, we were a “controlled company” within the meaning of the NYSE corporate governance standards. This status meant that we were not required to comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and corporate governance committees be comprised entirely of independent directors. However, as a result of the March 2015 secondary offering, we were no longer eligible to utilize the exemptions described above, and became subject to the applicable transition requirements, including the requirement to have a majority of independent directors and fully-independent compensation and nominating and corporate governance committees no later than March 18, 2016. We are currently in compliance with these transition requirements and intend to comply with all remaining transition requirements, but until we are subject to the full corporate governance standards, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

If Lone Star sells additional substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that Lone Star might sell substantial amounts of our common stock could also depress the market price of our common stock. Any such sale or perception could also impair our ability to raise capital or pay for acquisitions using our equity securities.

As of February 17, 2016, we have 41,692,504 shares of common stock outstanding, including 6,006,803 shares that are beneficially owned by Lone Star, or approximately 14% of our outstanding shares of common stock. These shares of common stock have been registered, thereby enabling Lone Star to sell those shares in the public market. Such shares may also be resold into the public markets in accordance with the requirements of Rule 144, including the volume limitations, manner of sale requirements and notice requirements thereof.

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

In the future, we expect to issue stock-based compensation, which has the potential to dilute stockholder value and cause the price of our common stock to decline.

As of February 17, 2016, we have options outstanding to purchase 77,032 shares of common stock under our stock incentive plan, 38,434 of which are currently exercisable, 36,976 shares of restricted stock, 69,029 restricted stock units, and 46,330 performance-based restricted stock units. We expect to offer restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If any options we issue are exercised, or any shares of restricted stock or restricted stock units, whether or not performance based, that we issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock, restricted stock units or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our certificate of incorporation and bylaws include provisions that:

•	permit us to issue, without stockholder approval, preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	prevent stockholders from calling special meetings;

•	restrict the ability of stockholders to act by written consent;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the board of directors and for stockholder proposals;

•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•	establish a classified board of directors with staggered three-year terms.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

As a U.S. public company, we are generally subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act (other than the auditor attestation requirement of Section 404 while we continue to qualify as an “emerging growth company”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demands on our systems and resources, and may continue to do so, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

As a company with publicly-traded securities, we will continue to incur significant legal, accounting and other expenses not previously incurred prior to becoming publicly traded. In addition, the Sarbanes-Oxley Act, as well as rules promulgated by the SEC and the NYSE, require us to maintain corporate governance practices applicable to U.S. public companies. These rules and regulations have increased our legal and financial compliance costs and may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented various procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We own the real property on which each of our wallboard manufacturing facilities and joint compounds finishing products facilities are located. The address of our corporate headquarters is currently 12950 Worldgate Drive, Suite 700, Herndon, VA 20170, in approximately 19,500 square feet of leased office space.

Wallboard Manufacturing Facilities

Our wallboard manufacturing facilities have an average capacity age of approximately 12 years. We believe that our wallboard facilities are some of the largest and most modern in North America, resulting in productivity levels among the highest in the industry. Our facilities operate at production speeds that are significantly faster than the industry average. Each of our facilities is able to produce a full range of our wallboard products. In 2015, our utilization rate across all of our wallboard facilities was approximately 67%. Each of our wallboard manufacturing facilities is subject to a mortgage under the First Lien Credit Agreement.

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

We have been from time to time, and may in the future become, party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that could be reasonably expected to have a material adverse effect on our business or our results of operations. We may become involved in material legal proceedings in the future. See Note 10 to the audited financial statements included in this Annual Report on Form 10-K for information on certain legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to February 5, 2014, our outstanding common stock was privately held and there was no established public trading market for our common stock. On February 5, 2014, we sold 11,765,000 shares of common stock in the Initial Public Offering at a price of $14.00 per share pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 4, 2014. Our common stock began trading on the NYSE on February 5, 2014 under the symbol CBPX. As of February 17, 2016, there were 4 holders of record of our common stock.

We have not historically paid cash dividends on our common stock and we have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our debt agreements and other factors that our board of directors deems relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

The following table sets forth, for the 2015 and 2014 periods indicated, the high and low sales prices per share for our common stock as quoted by the NYSE.

	2015		2014
	High	Low	High	Low
First quarter (2014: February 5, 2014 to March 31, 2014)	$22.87	$15.91	$20.51	$14.00
Second quarter	24.21	20.75	19.86	14.00
Third quarter	22.70	18.49	17.90	12.58
Fourth quarter	22.18	15.38	18.32	13.27

On November 4, 2015, we announced that the board of directors approved a new stock repurchase program authorizing us to repurchase up to $50.0 million of our common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Common stock repurchase activity during the fiscal quarter ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2015	—	—	—	—
November 1 – November 30, 2015	318,124	$18.01	318,124	$44,270,136
December 1 – December 31, 2015	154,061	$17.61	154,061	$41,556,662
Total	472,185	$17.88	472,185	—

As of December 31, 2015, the maximum dollar value that may yet be purchased under the Plans or Programs was $41.6 million.

Item 6.	SELECTED FINANCIAL DATA

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

As discussed in more detail under Item 1, Business—The Acquisition, we acquired the gypsum division of Lafarge North America Inc. on August 30, 2013. The accompanying financial statements are presented for the “Predecessor,” which are the combined financial statements of the Lafarge gypsum division for the period preceding the Acquisition, and the “Successor,” which are the consolidated financial statements of us and our subsidiaries for the period following the Acquisition. We were formed on July 26, 2013 and had no results of operations prior to the Acquisition on August 30, 2013. As such, our consolidated results of operations reflect activity of the acquired business for the four months from August 30, 2013 through December 31, 2013. The Predecessor’s combined statements of operations data for the years ended December 31, 2011 and 2012 and for the period from January 1, 2013 to August 30, 2013, and the Predecessor’s combined balance sheet data as of December 31, 2012 and 2011 have been derived from the audited combined financial statements of the Lafarge gypsum division. Our balance sheet data as of December 31, 2014 and December 31, 2015 and consolidated statements of operations for the period July 26, 2013 to December 31, 2013 and the years ended December 31, 2014 and December 31, 2015 are derived from the Successor consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our balance sheet data as of December 31, 2013 is derived from Successor consolidated financial statements not included in this Annual Report on Form 10-K. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the gypsum division of Lafarge operated as a stand-alone, independent business. The Acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Successor’s financial statements are not comparable as a result of applying a new basis of accounting. See the Notes to the audited financial statements for additional information regarding the accounting treatment of the Acquisition.

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales	$421,682	$424,502	$150,066	$252,248	$311,410	$252,111
Costs, expenses and other income:
Cost of goods sold	312,840	330,173	121,335	195,338	289,936	279,638
Selling and administrative:
Direct	34,891	33,568	14,953	19,338	27,194	23,844
Allocated from Lafarge	—	—	—	4,945	7,037	9,745

Total selling and administrative	34,891	33,568	14,953	24,283	34,231	33,589

Long Term Incentive Plan funded by Lone Star	29,946	—	—	—	—	—

Total costs and operating expenses	377,677	363,741	136,288	219,621	324,167	313,227

Operating income (loss)	44,005	60,761	13,778	32,627	(12,757)	(61,116)
Other income (expense), net	(751)	(5,644)	(21)	(191)	(87)	303
Interest expense, net	(16,432)	(29,069)	(10,542)	(91)	(212)	(273)

Income (loss) before losses on equity method investment and income tax	26,822	26,048	3,215	32,345	(13,056)	(61,086)
Earnings (losses) from equity method investment	(750)	(113)	—	(30)	(138)	228

Income (loss) before income tax	26,072	25,935	3,215	32,315	(13,194)	(60,858)
Income tax (expense) benefit	(9,336)	(10,044)	(1,110)	(130)	352	316

Net income (loss)	$16,736	$15,891	$2,105	$32,185	$(12,842)	$(60,542)

Foreign currency translation adjustment	(3,099)	(1,939)	(254)	2,707	(1,197)	1,144
Gain (loss) from derivatives qualifying as cash flow hedges	811	(867)	—	—	—	—
Other	7	—	—	—	—	—

Comprehensive income (loss)	$14,455	$13,085	$1,851	$34,892	$(14,039)	$(59,398)

Balance sheet data (at period end):
Cash	$14,729	$15,627	$11,822	N/A	$—	$—
Property, plant and equipment	326,407	353,652	383,625	N/A	386,270	415,902
Total assets	643,041	700,981	740,376	N/A	556,746	576,044
Total liabilities	342,275	397,608	603,525	N/A	46,513	41,119
Total equity / net Parent investment	300,766	303,373	136,851	N/A	510,233	534,925

Other financial data:
EBITDA (1)	$95,313	$115,078	$32,307	$49,513	$23,574	$(33,062)
Adjusted EBITDA (1)	125,259	115,078	39,178	63,904	41,210	(19,352)
Capital expenditures	8,812	5,698	2,798	2,506	5,205	5,863

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “—Reconciliation of Non-GAAP Measures” in Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for how we define and calculate EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to net income, the most directly comparable GAAP measure, and a description of why we believe these measures are important.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Until the consummation of the Acquisition, the gypsum division of Lafarge held all of the historical assets and liabilities related to our business and is referred to as the “Predecessor”. We believe it is more meaningful also to present the historical results of operations of the Predecessor. Also included in the discussion below are the unaudited pro forma combined results of operations for the year ended December 31, 2013. The unaudited pro forma combined results of operations are based on our historical financial statements included below, adjusted to give effect to the Acquisition, dividend recapitalization, and our Initial Public Offering, assuming such transactions had been completed as of January 1, 2012. The unaudited pro forma combined results of operations are presented since the results for 2015 and 2014 are not comparable to 2013. As discussed in Item 1—Business, the Acquisition occurred on August 30, 2013, and therefore the 2013 historical results are presented separately for the period from January 1, 2013 to August 30, 2013 (Predecessor basis) and the period from July 26, 2013 to December 31, 2013 (Successor basis). Accordingly, it is difficult to make comparisons of the results for 2014 to the results of 2013. We believe it is a more meaningful and useful discussion to compare the actual historical year ended December 31, 2014 to the combined pro forma results for the year ended December 31, 2013. The pro forma combined results discussed herein are derived from the pro forma combined financial information presented below under “—Description of Pro Forma Adjustments for the Unaudited Combined Pro Forma Results of Operations for 2013.”

It should be noted, however, that the historical results for net sales for the period from January 1, 2013 to August 30, 2013, when combined with the historical results for net sales for the period from July 26, 2013 to December 31, 2013, are the same as on a pro forma basis. Accordingly, the following analyzes the Company, the Predecessor, and the pro forma combined results of operations for the years ended December 31, 2015, 2014, and 2013, as applicable.

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

Basis of Presentation

The historical consolidated financial statements for the period July 26, 2013 to December 31, 2013, which are discussed below, include operating results from the acquired gypsum business of Lafarge, which was acquired on August 30, 2013. Prior to August 30, 2013, the Company had no operating activity. As such, unaudited pro forma combined results of operations are presented for the year ended December 31, 2013 because management believes they provide a meaningful comparison of operating results, with the period adjusted for the impact of the Acquisition and our Initial Public Offering.

The historical combined financial statements of the Predecessor, which are discussed below, are prepared in accordance with GAAP and are derived from Lafarge’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to the gypsum operations, and include allocations of expenses from Lafarge. The historical financial statements and pro forma financial statements are not necessarily indicative of future performance or representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Lafarge during the period prior to the consummation of the Acquisition.

The Predecessor statements of operations include expense allocations for certain corporate functions historically provided by Lafarge. These allocated costs related to corporate administrative expenses, employee related costs, including pensions and other benefits for corporate shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate infrastructural services. The costs of such services have been allocated based on the most meaningful respective allocation methodologies for the service provided, primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs compared to Lafarge and/or its subsidiaries. These allocations are reflected in selling and administrative expenses in the Predecessor statement of operations and totaled $4.9 million for the period January 1 to August 30, 2013.

                Included in the allocations for the Predecessor is $3.0 million for the period January 1, to August 30, 2013, representing payments to Lafarge for use of the Lafarge brand under the master brand agreements which are not incurred by us as a public company. We consider these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense that we would have incurred as a stand-alone company. Actual costs that may have been incurred if we had been a stand-alone public company through August 30, 2013, would depend on a number of factors, including our chosen organizational structure, what functions were outsourced or performed by our employees and strategic decisions made in areas such as information technology systems and infrastructure. See Note 11 to the audited financial statements included in this Annual Report on Form 10-K.

Prior to the consummation of the Acquisition, the Predecessor used Lafarge’s centralized processes and systems for cash management, payroll, and purchasing. As a result, substantially all cash received by the Predecessor was deposited in and commingled with Lafarge’s general corporate funds and was not specifically allocated to the business. The net results of these cash transactions between Lafarge and the Predecessor are reflected as net capital contributions to Lafarge N.A. in the combined statement of cash flows of the Predecessor.

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

Our primary reportable segment is wallboard, which accounted for approximately 97% of our 2015 net sales, 96% of our 2014 net sales and 96% of our 2013 pro forma full year net sales. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Note 15 to the audited financial statements included in this Annual Report on Form 10-K.

Corporate Separation Transactions

Our business was operated as a division of Lafarge from 1996 until August 30, 2013, and our assets, liabilities and operating results were included in the consolidated financial statements of Lafarge during that time. As part of the Acquisition, Lafarge transferred to us the assets and liabilities of its gypsum division.

Our audited financial statements included elsewhere in this Annual Report on Form 10-K, which are discussed below, reflect the historical results of operations and cash flows of the business that was transferred to us from Lafarge pursuant to the Acquisition.

Factors Affecting our Results

Our net sales are a function of shipped volume and average net selling price. Traditionally, new housing starts have been the most significant driver of U.S. wallboard demand. Starting in 2007, the wallboard industry suffered a dramatic decrease in demand, coinciding with the significant downturn of the U.S. housing market and the associated credit crisis and global recession. U.S. housing starts fell from a cyclical peak of 2.1 million in 2005 to a low of 554,000 in 2009. Correspondingly, U.S. wallboard consumption declined by more than 50% from 36.2 bsf in 2005 to a low of 17.1 bsf in 2010. Pricing across the industry suffered over this period due to the decline in demand. Industry-wide wallboard capacity contracted during the housing downturn from a peak of approximately 39.6 bsf in 2008 to a low of 33.1 bsf in 2012 as producers shuttered older and less efficient facilities or mothballed unneeded capacity. The U.S. housing market is in a recovery. Housing starts reached 0.78 million, 0.93 million and 1.0 million in 2012, 2013 and 2014, respectively, driving U.S. wallboard consumption to 18.9 bsf, 20.5 bsf and 21.5 bsf in 2012, 2013 and 2014, respectively. In 2015 housing starts are estimated to have reached over 1.1 million and wallboard consumption increased to 22.1 bsf. In addition, we increased prices in the first quarter of 2012, 2013, 2014, and 2015, and we have announced a price increase for the second quarter of 2016. We anticipate that improving market conditions in 2016 will drive continued growth in U.S. wallboard demand and higher industry volumes.

Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, and synthetic gypsum are the other key components of variable manufacturing costs. In total, manufacturing cash costs represented 61% for 2015, 62% for 2014 and 62% of our cost of goods sold for 2013 on a pro forma basis, respectively. Depreciation and amortization represented 16% of our cost of goods sold for 2015, 2014 and, on a pro forma basis, 2013. Distribution costs to deliver product to our customers represented the remaining portion of our cost of goods sold, or approximately 23%, 22%, and 22% of our cost of goods sold for 2015, 2014 and, on a pro forma basis, 2013, respectively.

Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 67%, 70%, and 66% of our manufacturing cash costs for 2015, 2014 and, on a pro forma basis, 2013, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 33% and 30% of our manufacturing costs for 2015 and 2014 and, on a pro forma basis, 34% for 2013, respectively.

                We currently purchase substantially all of our paperboard liner from Seven Hills Paperboard LLC, a joint venture between WestRock and us. Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices.

We manufacture all of our wallboard products using synthetic gypsum. We purchase almost all of our synthetic gypsum supplies from coal-fired power plants that are easily accessible to our wallboard facilities. To secure our gypsum supplies, we have entered into long-term agreements with major suppliers, with remaining terms (with extensions) ranging from approximately 9 to 34 years. Our supply contracts provide for a base price with escalation provisions. These contracts are generally structured as “take-or-pay” arrangements, where the sellers are required to supply a specified annual amount of gypsum and we are required to buy a specified annual amount, or else, in either case, pay contractual penalties. Our long-term supply agreements fully cover all of our synthetic gypsum needs at current capacity utilization levels, which allows for significant scalability in our wallboard production. In addition, we believe that we would be able to purchase additional synthetic gypsum on the open market to the extent any production increases require it or if market conditions are favorable.

Our manufacturing processes utilize substantial amounts of natural gas and electricity. In 2015, the Company entered into natural gas swap contracts from November 2015 through October 2016 covering a portion of our natural gas demand. We purchase the remaining amount of natural gas and all electricity at spot prices on the open market. We may in the future consider re-implementing a hedging strategy for electricity to the extent warranted by market conditions.

Results of Operations

	Successor			Predecessor	Pro Forma
	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2013
Net Sales	$421,682	$424,502	$150,066	$252,248	$402,314
Costs, expenses and other income:
Cost of goods sold	312,840	330,173	121,335	195,338	332,773
Selling and administrative:
Direct	34,891	33,568	14,953	19,338	34,806
Allocated from Lafarge	—	—	—	4,945	4,945

Total selling and administrative	34,891	33,568	14,953	24,283	39,751

Long Term Incentive Plan funded by Lone Star	29,946	—	—	—	—

Total costs and operating expenses	377,677	363,741	136,288	219,621	372,524

Operating income (loss)	44,005	60,761	13,778	32,627	29,790
Other expense, net	(751)	(5,644)	(21)	(191)	(212)
Interest expense, net	(16,432)	(29,069)	(10,542)	(91)	(23,443)

Income (loss) before losses on equity method investment and income tax	26,822	26,048	3,215	32,345	6,135
Earnings (losses) from equity method investment	(750)	(113)	—	(30)	—

Income (loss) before income tax	26,072	25,935	3,215	32,315	6,135
Income tax (expense) benefit	(9,336)	(10,044)	(1,110)	(130)	(1,240)

Net income (loss)	$16,736	$15,891	$2,105	$32,185	$4,895

Other financial data:
EBITDA (1)	$95,313	$115,078	$32,307	$49,513	$82,805
Adjusted EBITDA (1)	$125,259	$115,078	39,178	63,904	102,567
Capital expenditures	$8,812	$5,698	2,798	2,506	5,304
Wallboard sales volume (million square feet)	2,199	2,180	827	1,334	2,161
Mill net sales price (2)	$153.70	$154.77	$143.28	$147.55	$145.92

(1)	EBITDA and Adjusted EBITDA are non-GAAP measures. See “—Reconciliation of Non-GAAP Measures” below for how we define and calculate EBITDA and Adjusted EBITDA as non-GAAP measures, reconciliations thereof to net income, the most directly comparable GAAP measure, and a description of why we believe these measures are important.
(2)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Full Year Ended December 31, 2015 Compared to Full Year Ended December 31, 2014

Net Sales. Net sales decreased by $2.8 million, down 0.7% from $424.5 million for the year ended December 31, 2014, to $421.7 million for the year ended December 31, 2015. The decrease was primarily attributable to a $5.2 million unfavorable impact of foreign currency and $1.4 million in lower sales of our non-wallboard products. Total wallboard volume increased 0.9% compared to the prior year period, driven by higher demand, both in the US and Canada. Overall volumes had a $3.6 million favorable impact on net sales and the increase in the average net selling price for gypsum wallboard at constant exchange rates had a $0.2 million favorable impact on net sales.

Cost of Goods Sold. Cost of goods sold decreased $17.4 million, down 5.2% from $330.2 million for the year ended December 31, 2014, to $312.8 million for the year ended December 31, 2015. Approximately $8.7 million of the decrease in cost of goods sold was due to lower manufacturing costs, primarily helped by lower energy prices. Lower amortization and favorable foreign exchange rates reduced costs by an additional $4.4 million and $5.0 million, respectively. Lower freight to customers decreased costs by $1.1 million and higher wallboard volumes increased costs by $1.8 million.

Selling and Administrative Expense. Selling and administrative expense increased $1.3 million, up 3.9% to $34.9 million for the year ended December 31, 2015 compared to $33.6 million for the year ended December 31, 2014. This increase was primarily driven by $1.4 million higher amortization for the recently implemented information technology system, partly offset by savings in administrative costs.

Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, LP. Long Term Incentive Plan (the “LTIP”), certain of our officers and the estate of our former CEO were eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds (“LSF8”), in the event of a monetization event, as further described in Item 11, Executive Compensation. LSF8 was responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in aggregate payments of $4.2 million, and the secondary public offerings and concurrent share repurchase transactions in May and September 2015 resulted in aggregate payments of $15.8 million and $9.9 million, respectively. As these payments arose out of employment with the Company, the $29.9 million expenses were recorded on the Company’s books for the year ended December 31, 2015, and were also deductible for tax purposes. The funding of LTIP was recorded as capital contributions from LSF8 in the statement of cash flows under financing activities.

Operating Income. Operating income of $44.0 million for the year ended December 31, 2015 decreased by $16.8 million from operating income of $60.8 million for the year ended December 31, 2014. The difference was driven mostly by the $29.9 million LTIP expense, $2.8 million lower net sales and $1.3 million higher selling and administrative expense, partly offset by $17.4 million lower cost of goods sold.

Other (Expense) Income, Net. Other (expense) income, net, was a net expense of $0.8 million for the year ended December 31, 2015, a decrease from the $5.6 million other expense in the prior year period. The decrease is primarily due to non-recurring costs incurred in the first quarter 2014, including the prepayment premium of $3.1 million for the repayment of the Second Lien Term Loan and $2.0 million for the payment of termination fees to affiliates of Lone Star.

Interest Expense, Net. Interest expense was $16.4 million for the year ended December 31, 2015, a decrease from $29.1 million for the year ended December 31, 2014, reflecting lower borrowings during 2015, a reduced interest rate on the First Lien Term Loan and non-recurring costs that occurred in 2014 and not in 2015. The non-recurring costs include a write-off of the original issue discount and deferred financing fees associated with the early repayment of the Second Lien Term Loan on February 10, 2014.

The Company prepaid $55.0 million and $59.9 million in the course of 2015 and 2014, respectively, in each case under the First Lien Credit Agreement. In May 2014, the interest rate on the First Lien Credit Agreement was reduced by 0.5% due to the Company reaching lower leverage ratios as outlined in the First Lien Credit Agreement. In August 2014, the interest rate on the First Lien Credit Agreement was further reduced by 0.25% due to a ratings upgrade by Moody’s (See Note 13 to the audited consolidated financial statements included in this Annual Report on Form 10-K). As a result, the effective interest rate on the First Lien Credit Agreement as of December 31, 2015 was 4.6% and the effective interest rate on the Revolver was 3.25%.

Income Tax Benefit (Expense). Income tax expense was $9.3 million for the year ended December 31, 2015, compared to an income tax expense of $10.0 million in the prior year period. Income tax expense was lower primarily due to the domestic production activities deduction in 2015.

Net income. Net income for the year months ended December 31, 2015 was $16.7 million, compared to a net income of $15.9 million in the prior year period. The increase was primarily driven by $17.4 million lower cost of goods sold, $12.6 million lower interest expense and $4.8 million lower other expense, partly offset by the $29.9 million LTIP expense, $2.8 million decrease in net sales and $1.3 million increase in selling, general and administrative expense.

July 26 to December 31, 2013

The Company was formed on July 26, 2013 and had no operating results until the Acquisition of the gypsum division of Lafarge on August 30, 2013. The Acquisition was accounted for as a business combination, which required the revaluation of the net assets acquired at fair value. Also as part of the Acquisition, we issued approximately $465.0 million of debt. As a result of these factors, the Company’s and the Predecessor’s financial statements are not comparable. See “ — Description of Pro Forma Adjustments for the Unaudited Combined Pro Forma Results of Operations for 2013” below.

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

Description of Pro forma Adjustments for the Unaudited Combined Pro Forma Results of Operations for 2013

The following unaudited pro forma combined statements of operations data for the year ended December 31, 2013 has been derived by application of pro forma adjustments to our historical combined financial statements included elsewhere in this Annual Report on Form 10-K. The unaudited pro forma combined financial information is for illustrative and informational purposes only and does not purport to represent what our financial position or results of operations would have been if we had operated as a stand-alone public company during the period presented or if the transactions described below had actually occurred as of the dates indicated, nor does it project our financial position at any future date or our results of operations or cash flows for any future period.

Our unaudited pro forma combined financial information has been prepared to reflect adjustments to our historical financial information that are: (1) directly attributable to the transactions described below; (2) factually supportable; and (3) expected to have a continuing impact on our results. The unaudited pro forma combined financial information does not include non-recurring items, including, but not limited to, legal and advisory fees related to our Initial Public Offering. The unaudited pro forma combined financial information gives effect to the following transactions, or the Pro Forma Transactions, as if they had occurred as of January 1, 2012:

•	the Acquisition;

•	the additional borrowings under our First and Second Lien Credit Agreements and the distribution of such borrowings to our sponsor at the time, Lone Star;

•	the completion of our Initial Public Offering;

•	use of the net proceeds of our Initial Public Offering to repay debt; and

•	other adjustments described in the notes to the unaudited pro forma combined financial information.

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

Continental Building Products, Inc.

Pro Forma Combined Statement of Operations

Full Year Ended December 31, 2013

(Unaudited)

(in thousands)	Predecessor	Successor			Pro Forma
	January 1 to August 30, 2013	July 26 to December 31, 2013	Pro Forma Adjustments		Year Ended December 31, 2013
Net Sales	$252,248	$150,066	$—		$402,314
Costs, expenses and other income:
Cost of goods sold	195,338	121,335	16,100	(a)	332,773
Selling and administrative:
Direct	19,338	14,953	515	(b)	34,806
Allocated from Lafarge	4,945	—	—		4,945

Total selling and administrative	24,283	14,953	515		39,751

Total costs and operating expenses	219,621	136,288	16,615		372,524

Operating income	32,627	13,778	(16,615)		29,790
Other (expense) income, net	(191)	(21)	—		(212)
Interest expense, net	(91)	(10,542)	(12,810	) (c)	(23,443)

Income (loss) before earnings (losses) on equity method investment and income tax	32,345	3,215	(29,395)		6,135

Earnings (losses) from equity method investment	(30)	—	30	(d)	—

Income (loss) before income tax benefit	32,315	3,215	(29,395)		6,135
Income tax (expense) benefit	(130)	(1,110)	—	(e)	(1,240)

Net income (loss)	$32,185	$2,105	$(29,395)		$4,895

See accompanying notes to the pro forma statement of operations.

Notes to the unaudited pro forma statement of operations:

(a)	Purchase Accounting

The unaudited pro forma combined statement of operations reflect an adjustment for the increase in depreciation and amortization expenses related to the fair value adjustments to tangible and long-lived intangible assets with definite lives assuming the Acquisition occurred at January 1, 2012. The incremental pro forma amortization expense for long-lived intangible assets with definite lives was $10.4 million for the full year 2013. The incremental pro forma depreciation expense for long-lived tangible assets was $7.2 million for the full year 2013.

The unaudited combined statement of operations also reflects an adjustment to decrease cost of sales by $1.5 million for 2013. This reflects the turn through cost of sales of inventory that was stepped up to fair value assuming that the transaction occurred on January 1, 2012.

(b)	Equity Awards

In conjunction with our Initial Public Offering that we completed in February 2014, we granted approximately 142,000 stock options and 75,000 restricted shares to employees. The fair value of the restricted shares is based on the share price on the date of grant, which was the offering price of $14.00 per share. The fair value of the stock options was determined using the Black Scholes option pricing model as described in Note 16 to the audited financial statements included in this Annual Report on Form 10-K. The unaudited pro forma combined statement of operations reflect compensation expense for this award assuming the awards were granted on January 1, 2012. Pro forma compensation expense of $0.5 million has been recognized in selling and administrative expense for 2013 based on a vesting period of four years.

(c)	Debt modification

Represents third party fees incurred in connection with debt upsizing.

(d)	Debt financing

In connection with the Acquisition, we entered into a $320 million First Lien Credit Agreement that also included a revolving credit facility of up to $50 million U.S. dollars, and a $120 million Second Lien Credit Agreement. At the closing of the Acquisition, US $28.5 million was borrowed under the Revolver. On December 2, 2013, we entered into amendments to the First Lien Credit Agreement and the Second Lien Credit Agreement pursuant to which we issued additional term loans in an aggregate principal amount of $95 million under the First Lien Credit Agreement and $35 million under the Second Lien Credit Agreement with the proceeds distributed as a return of capital to our owner at the time, Lone Star. On February 10, 2014, we used the proceeds from our Initial Public Offering to completely repay the $155 million due under the Second Lien Credit Agreement. For our pro forma combined statement of operations, all three of these events are assumed to have happened on January 1, 2012 and result in the unaudited pro forma combined statement of operations reflecting an adjustment for interest expense and the amortization of deferred financing costs on the $415 million First Lien Term Loans and approximately $28.5 million Revolver borrowings. Incremental pro forma interest expense was $12.8 million for 2013.

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

                As of the Acquisition and through December 31, 2013, the equity interest in Seven Hills remained with Lafarge. Under the terms of the Asset Purchase Agreement entered into in connection with the Acquisition, Lafarge passed through all of the benefits and burdens of the Joint Venture Agreement and the other operative agreements to us, and our supply of paper from the joint venture continued after the closing of the Acquisition under the same terms and conditions as existed prior to the Acquisition. We elected to measure this financial interest in Seven Hills at fair value and the pro forma combined statement of operations eliminates the equity earnings of this investment. On March 13, 2014, Lafarge assigned its interest in Seven Hills to us.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Successor			Predecessor	Pro Forma
(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2013
Net Income	$16,736	$15,891	$2,105	$32,185	$4,895
Adjustments:
Other expense, net	751	5,644	21	191	212
Interest expense, net	16,432	29,069	10,542	91	23,443
(Earnings) losses from equity method investment	750	113	—	30	—
Income tax expense (benefit)	9,336	10,044	1,110	130	1,240
Depreciation and amortization	51,308	54,317	18,529	16,886	53,015

EBITDA—Non-GAAP Measure	$95,313	$115,078	$32,307	$49,513	$82,805
Long Term Incentive Plan Funded by Lone Star (a)	29,946	—	—	—	—
Pension and post-retiree costs retained by Lafarge (b)	—	—	—	7,636	7,636
Master Brand Agreement (c)	—	—	—	3,004	3,004
Newark lease termination costs (d)	—	—	—	2,556	2,556
Co-generation lease termination costs (e)	—	—	2,075	1,195	3,270
Acquisition closing costs (f)	—	—	3,296	—	3,296
Inventory step-up impacting margin (g)	—	—	1,500	—	—

Adjusted EBITDA—Non-GAAP Measure	125,259	115,078	39,178	63,904	$102,567

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star.
(b)	Lafarge retained the pension and post-retiree liabilities related to its gypsum division and no new plans have been established by Continental. The adjustment represents pension and post-retiree benefit costs allocated to the Predecessor.
(c)	Adjusts for the amounts paid to Lafarge under the master brand agreements by Lafarge that were discontinued after the Acquisition.
(d)	Adjusts for the payment of a lease termination fee to the Port of Newark related the Newark, New Jersey plant closure.
(e)	Adjusts for the payment of a lease termination fee to discontinue the use of the co-generation power plant.
(f)	Adjusts for the transaction costs associated with the Acquisition.
(g)	Adjusts for step-up to fair value of inventory that increased cost of sales for one month after the Acquisition.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the Company for the years ended December 31, 2014 and 2015 (Successor), for the period July 26 to December 31, 2013 (Successor) and for the Predecessor’s activities for the period January 1, 2013 to August 30, 2013 (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Net cash provided by operating activities	$82,578	$77,991	$37,357	$24,702
Net cash used in investing activities	(9,122)	(7,670)	(705,939)	(2,020)
Net cash provided by (used in) financing activities	(72,856)	(65,621)	680,466	(22,682)
Effect of foreign exchange rates	(1,498)	(895)	(62)	—

Net change in cash and cash equivalents	$(898)	$3,805	$11,822	$—

Net Cash Provided by Operating Activities

Net cash provided by operating activities of the Successor was $82.6 million for the year ended December 31, 2015, $78.0 million for the year ended December 31, 2014, and $37.4 million for the period July 26, 2013 to December 31, 2013. Net cash provided by operating activities under the Predecessor was $24.7 million for the period from January 1, 2013 through August 30, 2013. Higher cash flows from operating activities in 2015 compared to 2014 primarily reflected improved gross profit in 2015 and improvement in working capital, primarily receivables.

Net Cash Provided by (Used In) Investing Activities

Net cash used in investing activities of the Successor was $9.1 million for the year ended December 31, 2015, $7.7 million for the year ended December 31, 2014, and $705.9 million for the period July 26, 2013 to December 31, 2013. The investing activities for the years ended December 31, 2015 and 2014 primarily reflect an aggregate of $10.0 million and $9.6 million, respectively, in capital expenditures and software purchased or developed, partially offset by distributions received from Seven Hills. The increase in cash used for investing activity for the year ended December 31, 2015, as compared to 2014, was primarily due to more distributions from Seven Hills in 2014 of $1.0M, and slightly higher capital expenditures in 2015 of $0.4M. The investing activities for the period July 26 to December 31, 2013 (Successor) include the $703.1 million purchase price of the Acquisition and $2.8 million in capital expenditures.

Net cash used in investing activities under the Predecessor was $2.0 million for the period from January 1, 2013 through August 30, 2013, primarily reflecting capital expenditures.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities of the Successor was $72.9 million for the year ended December 31, 2015 and $65.6 million for the year ended December 31, 2014.

During the first nine months of 2015, the Company repurchased 1,920,700 shares of its common stock from LSF8 for an aggregate amount of approximately $40.0 million. In the fourth quarter of 2015, the Company repurchased an additional 472,185 shares of its common stock in the open market for an aggregate amount of approximately $8.5 million. In 2015, the Company made voluntary prepayments of $55.0 million on the First Lien Credit Agreement. The next required mandatory principal payment on the First Lien Credit Agreement is the amount due at maturity on August 28, 2020. In addition, the Company received $29.8 million of LTIP funding from Lone Star. In 2014, net proceeds of $151.4 million from the Initial Public Offering were used to repay the Second Lien Credit Agreement. In 2014, approximately $62.0 million was used to make principal payments on the First Lien Credit Agreement. Net cash provided by financing activities was $680.5 million for the period July 26, 2013 to December 31, 2013 (Successor) and reflects the net proceeds received to fund the Acquisition of the gypsum division of Lafarge and increased borrowings in December 2013 to distribute as a return of capital to our owner at one time, Lone Star. Lone Star originally contributed $265.0 million in equity to the Company as of August 30 2013, reduced by $130.0 million from the return of capital on

December 2, 2013. Proceeds from the issuance of long-term debt under the First and Second Lien Credit Agreements totaled $565.0 million, net of original issuance discount. The amount drawn on the revolving credit facility as of August 30, 2013 was reduced to zero through the use of cash from operations. The financings resulted in the payment of debt issuance costs of $18.5 million. Net cash used in financing activities under the Predecessor was $22.7 million for January 1, 2013 to August 30, 2013 and represents distributions made to Lafarge.

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

The annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.6% at December 31, 2015.

Under the terms of the First Lien Credit Agreement, OpCo is required to repay the First Lien Term Loans in 27 consecutive quarterly installments of $1,037,500, beginning on December 31, 2013, and a final installment on August 28, 2020 in an amount equal to the aggregate principal amount of all First Lien Term Loans under the First Lien Credit Agreement outstanding on such date. During 2015, OpCo pre-paid $55.0 million of principal payments and no further mandatory principal payments are required until the final payment of $297.0 million due on August 28, 2020. As of December 31, 2015 and 2014, there were no amounts outstanding under the Revolver and there was $297.0 million and $352.0 million, respectively, in outstanding First Lien Term Loans. As of December 31, 2015 and 2014, OpCo’s undrawn borrowing availability under the USD Revolver was $37.0 million and $35.2 million, respectively, and OpCo’s undrawn borrowing availability under the CAD Revolver was $10.0 million. The First Lien Credit Agreement contains restrictive covenants, which require OpCo and its restricted subsidiaries to maintain a specific total leverage ratio, or Financial Covenant, and contains certain restrictions on us, OpCo and its restricted subsidiaries with respect to indebtedness and guarantees, liens, acquisitions, consolidations and mergers, changes of control, sales of certain assets, dividends and other distributions, loans and advances, optional payments and modifications of junior debt instruments, affiliate transactions, sales and leasebacks, negative pledge clauses, restrictions on restricted subsidiary distributions, lines of business, our activities and modifications of agreements. The Financial Covenant is in effect if, on the last day of a fiscal quarter, the amount of outstanding Revolver usage (including the face amount of any letters of credit issued under the First Lien Credit Agreement) exceeds 25% of the aggregate commitments under the Revolver at such time. When in effect, the Financial Covenant in the First Lien Credit Agreement requires OpCo and its restricted subsidiaries to maintain, at the end of each fiscal quarter, a total ratio of consolidated total debt to consolidated EBITDA for the previous 12-month period, as each such term is defined by the First Lien Credit Agreement, equal to or less than a level that varies over the term of the First Lien Credit Agreement from 6.00 to 1.00 to 5.00 to 1.00. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than 25% of the aggregate commitments under the Revolver at December 31, 2015, the Financial Covenant was not applicable for the fourth quarter of 2015.

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

Contractual Obligations and Other Long-Term Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2015:

(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$4,880	$1,587	$1,183	$616	$1,494	$—	$—
Purchase commitments:
Synthetic gypsum (2)	111,968	18,137	16,632	15,848	16,326	14,060	30,965
Paper (3)	29,687	13,194	13,194	3,299	—	—	—
Natural gas (4)	861	861	—	—	—	—	—
Capital projects	2,054	2,054	—	—	—	—	—
IT and other professional services (5)	2,083	1,408	577	96	2	—	—
Long-term debt	296,988	—	—	—	—	296,988	—
Interest on indebtedness (6)	56,261	12,077	12,044	12,044	12,044	8,052	—

Total commitments	$504,782	$49,318	$43,630	$31,903	$29,866	$319,100	$30,965

(1)	Operating lease payments reflect the minimum payments over the non-cancelable lease terms of the associated lease.
(2)	Reflects estimated minimum payments for synthetic gypsum over the contract terms, including transport.
(3)	We purchase paper under a long-term contract that specifies a two-year termination notice requirement from the anniversary date of the contract. WestRock has the option to require us to purchase paper for up to an additional two years subsequent to termination. The table reflects the estimated minimum payments due as of December 31, 2015, assuming a notice of cancellation was delivered on that date and no exercise by WestRock of its option.
(4)	Represents minimum notional gas purchase commitment under contract.
(5)	Represents commitments for data center, warehouse facilities and other.
(6)	See Note 13 to our audited financial statements included elsewhere in this Annual Report on Form 10-K. Interest on indebtedness is calculated based on interest rates in effect at December 31, 2015.

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

Off-Balance Sheet Arrangements

With the exception of letters of credit of approximately $3.0 million at December 31, 2015, we have no off-balance sheet arrangements.

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

Impairment or Disposal of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 360 Property, Plant and Equipment , or ASC 360. ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for its products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

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

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of identifiable assets of businesses acquired. We value goodwill and intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification 350, Goodwill and Other Intangible Assets , or ASC 350. ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise). Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or whenever events or circumstances indicate an impairment may have occurred. Intangible assets that are deemed to have definite lives are amortized over their useful lives.

At December 31, 2015 and 2014, we had $119.9 million of goodwill, which resulted from the acquisition of the gypsum operations from Lafarge. All goodwill is associated with our wallboard reporting unit. On an annual basis, we measure the fair value of our wallboard reporting unit on a qualitative basis or by using a discounted cash flow approach that estimates the projected future cash flows to be generated by the reporting unit, using a discount rate reflecting the weighted average cost of capital for a potential market participant. We perform our annual goodwill impairment test on the first day of our fiscal fourth quarter. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value. During its goodwill impairment review, the Company may assess qualitative factors to determine whether more likely than not the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary.

When we use a discounted cash flow approach, projections are based on forecasts developed internally by management for use in managing the business. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans and capital expenditures. Our forecasts are driven by consensus industry estimates of key economic indicators that affect our operating results, most notably new residential construction, light commercial construction, and repair and remodel activity. These economic indicators are then used to estimate future production volumes, selling prices and key input costs for our manufactured products. Our forecasts also take into consideration recent sales data and planned timing of capital projects. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value.

A growth rate is used to calculate the terminal value in the discounted cash flow model and is the expected rate at which earnings or revenue is projected to grow beyond the forecasted period. The future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant.

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our wallboard reporting unit exceeded the carrying amount as of October 1, 2015 and 2014 and, therefore, no goodwill impairment existed. We relied on a qualitative assessment to reach this conclusion. As a result, the second step of the goodwill impairment test was not required to be completed.

Acquisition Accounting

The Company’s acquisition of the gypsum business of Lafarge North America Inc. was accounted for in accordance with Accounting Standards Codification 805, Business Combinations , or ASC 805. Pursuant to ASC 805, the assets acquired and liabilities assumed are recorded at the date of Acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of certain assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. The most significant assets acquired are property, plant and equipment and intangible assets. We determine the fair value of property, plant and equipment using the following methods: acquired buildings using the cost approach considering a variety of factors, including replacement cost; land based on comparisons to similar assets that have been recently marketed for sale or sold; and machinery and equipment using a cost approach. We use an income approach to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuation reflect a consideration of the marketplace, and include the amount and timing of future cash flows and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events or circumstances may occur which could affect the accuracy or validity of the estimates and assumptions.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements are included throughout this Annual Report on Form 10-K, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	disruptions to our supply of paperboard liner, including termination of the WestRock contract;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal controls over financial reporting;

•	increased costs and demands on management as a public company;

•	our lack of public company operating experience;

•	our relationship, and actual and potential conflicts of interest, with Lone Star; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of December 31, 2015, we had $14.7 million in cash and cash equivalents. The interest expense associated with First Lien Term Loan and any loans under the Revolver will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of December 31, 2015, we elected to use three month LIBOR with a rate of 0.25%. A hypothetical 1% increase in interest rates would have increased interest expense by $2.1 million for the full year 2015.

The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

Foreign Currency Risk

Approximately 8%, 8%, 10%, and 12% of our sales for the years ended December 31, 2015 and 2014 (Successor) and for the periods July 26, 2013 to December 31, 2013 (Successor), and January 1, 2013 to August 30, 2013 (Predecessor), respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.4 million based on 2015 Successor results. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.

Commodity Price Risk

Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. In October 2015, we entered into two natural gas swap contracts for a portion of natural gas usage. One of these contracts matures by March 31, 2016, and the other matures by October 31, 2016. Both contracts became effective as of November 1, 2015. Other than the natural gas swap contracts described above we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2015, the Company had no collateral posted with its counterparties related to the derivatives.

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

CONTINENTAL BUILDING PRODUCTS, INC. (SUCCESSOR) and

GYPSUM DIVISION OF LAFARGE NORTH AMERICA INC. (PREDECESSOR)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Continental Building Products, Inc.

We have audited the accompanying consolidated balance sheets of Continental Building Products, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years ended December 31, 2015 and 2014, and the period from July 26, 2013 to December 31, 2013. We have also audited the accompanying combined statements of operations, comprehensive income, changes in net parent investment, and cash flows of the Gypsum division of Lafarge North America Inc. (the “Predecessor”) for the period from January 1, 2013 to August 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Building Products, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014, and for the period from July 26, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the combined results of the Predecessor’s operations and cash flows for the period from January 1, 2013 to August 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

February 23, 2016

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) STATEMENTS OF OPERATIONS

	Successor			Predecessor
(in thousands, except share data and per share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Net Sales	$421,682	$424,502	$150,066	$252,248
Costs, expenses and other income:
Cost of goods sold	312,840	330,173	121,335	195,338
Selling and administrative:
Direct	34,891	33,568	14,953	19,338
Allocated from Lafarge	—	—	—	4,945

Total selling and administrative	34,891	33,568	14,953	24,283

Long Term Incentive Plan funded by Lone Star	29,946	—	—	—

Total costs and operating expenses	377,677	363,741	136,288	219,621

Operating income (loss)	44,005	60,761	13,778	32,627
Other expense, net	(751)	(5,644)	(21)	(191)
Interest expense, net	(16,432)	(29,069)	(10,542)	(91)

Income (loss) before losses on equity method investment and income tax	26,822	26,048	3,215	32,345
Earnings (losses) from equity method investment	(750)	(113)	—	(30)

Income (loss) before income tax	26,072	25,935	3,215	32,315
Income tax (expense) benefit	(9,336)	(10,044)	(1,110)	(130)

Net income (loss)	$16,736	$15,891	$2,105	$32,185

Net income per share:
Basic	$0.39	$0.37	$0.07	N/A
Diluted	$0.39	$0.37	$0.07	N/A
Weighted average shares outstanding:
Basic	43,172,528	42,940,849	32,304,000	N/A
Diluted	43,218,324	42,952,022	32,304,000	N/A

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
(in thousands)	Successor December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Net income (loss)	$16,736	$15,891	$2,105	$32,185
Foreign currency translation adjustment	(3,099)	(1,939)	(254)	2,707
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax	811	(867)	—	—
Other	7	—	—	—
Other comprehensive income (loss)	(2,281)	(2,806)	(254)	2,707

Comprehensive income (loss)	$14,455	$13,085	$1,851	$34,892

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	As of December 31, 2015	As of December 31, 2014
Assets
Cash	14,729	$15,627
Receivables, net	35,812	40,152
Inventories	27,080	29,564
Prepaid and other current assets	8,035	8,330
Deferred taxes, current	—	3,157

Total current assets	85,656	96,830
Property, plant and equipment, net	326,407	353,652
Customer relationships and other intangibles, net	94,835	110,809
Goodwill	119,945	119,945
Equity method investment	9,262	10,919
Debt issuance costs	6,936	8,826

Total Assets	643,041	$700,981

Liabilities and equity
Accounts payable	$22,788	$24,561
Accrued and other liabilities	$12,334	11,428
Notes payable, current portion	—	—

Total current liabilities	35,122	35,989
Deferred taxes and other long-term liabilities	$12,537	12,494
Notes payable, non-current portion	294,616	349,125

Total liabilities	342,275	397,608

Equity
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,145,080 and 44,069,000 shares issued at December 31, 2015 and 2014, respectively; 41,750,031 and 44,069,000 shares outstanding at December 31, 2015 and 2014, respectively	44	44
Additional paid-in capital	319,817	288,393
Less: Treasury stock	(48,479)	—
Accumulated other comprehensive loss	(5,341)	(3,060)
Accumulated earnings	34,725	17,996

Total equity	300,766	303,373

Total liabilities and equity	643,041	$700,981

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Cash flows from operating activities:
Net income (loss)	$16,736	$15,891	$2,105	$32,185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,308	54,317	18,529	16,886
Bad debt expense	(166)	413	—	—
Amortization of debt issuance costs and debt discount	2,315	9,210	808	—
Loss on disposal of property, plant and equipment	95	—	199	1,115
Loss from equity method investment	750	113	—	30
Share based compensation	801	797	—	—
Deferred taxes	3,407	11,105	(3,087)	182
Change in assets and liabilities:
Receivables	4,299	(8,268)	(451)	(8,655)
Inventories	2,116	(1,645)	8,268	(5,827)
Prepaid expenses and other current assets	749	(783)	(2,509)	(1,783)
Other long-term assets	—	—	—	429
Accounts payable	(1,323)	(3,805)	2,777	(5,738)
Accrued and other current liabilities	1,682	(665)	10,718	(3,996)
Other long term liabilities	(191)	1,311	—	(126)

Net cash provided by operating activities	82,578	77,991	37,357	24,702

Cash flows from investing activities:
Capital expenditures	(8,812)	(5,698)	(2,798)	(2,506)
Software purchased or developed	(1,217)	(3,940)	—	—
Acquisition of predecessor	—	—	(703,141)	—
Capital contributions to equity method investment	(103)	—	—	(66)
Distributions from equity method investment	1,010	1,968	—	552

Net cash used in investing activities	(9,122)	(7,670)	(705,939)	(2,020)

Cash flows from financing activities:
Capital distribution to Lafarge NA, net	—	—	—	(22,682)
Capital contribution from Lone Star Funds	29,750	—	265,000	—
Proceeds from issuance of long-term debt, net of original issue discount	—	—	564,965	—
Net proceeds from issuance of common stock	—	151,354	—	—
Proceeds from exercise of stock options	873	—	—	—
Principal payments for First Lien Credit Agreement	(55,000)	(61,975)	(1,038)	—
Repayment of Second Lien Credit Agreement	—	(155,000)	—	—
Return of capital to Lone Star Funds	—	—	(130,000)	—
Debt issuance costs	—	—	(18,461)	—
Payments to repurchase common stock	(48,479)	—	—	—

Net cash (used in) provided by financing activities	(72,856)	(65,621)	680,466	(22,682)

Effect of foreign exchange rates on cash and cash equivalents	(1,498)	(895)	(62)	—
Net change in cash and cash equivalents	(898)	3,805	11,822	—
Cash, beginning of period	15,627	11,822	—	—

Cash, end of period	$14,729	$15,627	$11,822	$—

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR)/ COMBINED (PREDECESSOR) STATEMENTS OF

CHANGES IN EQUITY/NET PARENT INVESTMENT

(in thousands, except share data) Predecessor	Accumulated Net Contributions from Parent	Accumulated Other Comprehensive Income (Loss)	Total Net Parent Investment
Balance at December 31, 2012	$515,793	$(5,560)	$510,233
Net transfers to Lafarge NA (parent)	(21,846)	—	(21,846)
Net income	32,185	—	32,185
Foreign currency translation adjustments	—	2,707	2,707

Balance at August 30, 2013	$526,132	$(2,853)	$523,279

Successor	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Shares	Total Equity
Balance at July 26, 2013	—	$—	$—	$—	$—	$—	$—
Capital contribution from Lone Star Funds	32,304,000	32	264,968	—	—	—	265,000
Return of capital to Lone Star Funds	—	—	(130,000)	—	—	—	(130,000)
Net income	—	—	—	—	2,105	—	2,105
Foreign currency translation adjustments	—	—	—	(254)	—	—	(254)

Balance at December 31, 2013	32,304,000	$32	$134,968	(254)	2,105	$—	$136,851
Net income	—	—	—	—	15,891	—	15,891
Proceeds from the Initial Public Offering	11,765,000	12	151,342	—	—	—	151,354
Tax impact of the Initial Public Offering	—	—	1,286	—	—	—	1,286
Share-based compensation	—	—	797	—	—	—	797
Foreign currency translation adjustments	—	—	—	(1,939)	—	—	(1,939)
Gain (loss) on derivatives qualifying as cash flow hedges	—	—	—	(867)	—	—	(867)

Balance at December 31, 2014	44,069,000	44	288,393	(3,060)	17,996	—	303,373
Net income	—	—	—	—	16,736	—	16,736
Purchase of treasury shares	(2,395,049)	—	—	—	—	(48,479)	(48,479)
Share-based compensation	13,749	—	801	—	—	—	801
Stock option exercise	62,331	—	873	—	—	—	873
Capital contribution from Lone Star	—	—	29,750	—	—	—	29,750
Foreign currency translation adjustments	—	—	—	(3,099)	—	—	(3,099)
Gain (loss) on derivatives qualifying as cash flow hedges	—	—	—	811	—	—	811
Other	—	—	—	7	(7)	—	—

Balance at December 31, 2015	41,750,031	44	319,817	(5,341)	34,725	(48,479)	300,766

See accompanying notes to financial statements.

CONTINENTAL BUILDING PRODUCTS, INC.

CONSOLIDATED (SUCCESSOR) / COMBINED (PREDECESSOR) NOTES TO THE FINANCIAL STATEMENTS

1. Background and Nature of Operations

Description of Business

Continental Building Products, Inc. (“CBP”, the “Company”, or the “Successor”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) on August 30, 2013, further described below, CBP had no operating activity. The accompanying consolidated financial statements of CBP for the years ended December 31, 2015 and 2014 and for the period July 26, 2013 to September 30, 2013 contain activity of the acquired business (the “Successor”) and the combined financial statements for the period January 1, 2013 to August 30, 2013 include the historical accounts of the gypsum division of Lafarge N.A. (the “Predecessor”).

The Company manufactures gypsum wallboard related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.

The Acquisition

On June 24, 2013, Lone Star Fund VIII (U.S.), L.P., (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, “Lone Star”), entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.

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

Secondary Public Offerings

On March 18, 2015, LSF8 Gypsum Holdings, L.P. (“LSF8”), an affiliate of Lone Star, sold 5,000,000 shares of the Company’s common stock at a price per share of $19.40. As a result of the sale, the aggregate beneficial ownership of Lone Star fell below 50% of the Company’s outstanding shares of common stock and the Company no longer qualified as a “Controlled Company” under the corporate governance standards of New York Stock Exchange. On May 15, 2015 and June 3, 2015, LSF8 sold an additional 4,600,000 and 361,747 shares of the Company’s common stock, respectively, at a price per share of $21.90. On September 16, 2015, LSF8 sold an additional 4,600,000 shares of the Company’s common stock at a price per share of $19.85. The decrease in ownership by Lone Star and its affiliates to below 50% and LSF8’s subsequent sales of common stock triggered an aggregate of $29.9 million in payments to certain officers and the estate of the Company’s former CEO under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, which was funded by LSF8 (See Note 11, Related Party Transactions).

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

The fair value of accounts receivables acquired was $31.9 million (included in total current assets above), with the gross contractual amount being $33.3 million. The Company expects $1.4 million to be uncollectible. There were no loss contingencies identified as part of the Acquisition. The total Purchase Price remained the same as the one previously provided for the year ended December 31, 2013. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Company. These come from the synergies that are obtained in operating the plants as part of a network, versus individually, and from an experienced employee base skilled at managing a process driven manufacturing environment. The goodwill was deductible for income tax purposes.

The following represents the unaudited pro forma income statement as if the Acquisition had occurred on January 1, 2012:

(in thousands)	Year ended December 31, 2013
Revenues	$402,314
Net income (loss)	$4,895

These amounts have been calculated by adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, and to reflect the interest expense on the debt used to finance the Acquisition (see Note 13, Debt) net of proceeds received from the Initial Public Offering.

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

Earnings Per Share

Earnings per share for the period from July 26, 2013 to December 31, 2013 are calculated after taking into account the 32,304 for one stock split that occurred on February 3, 2014. For the years ended December 31, 2015 and 2014, basic earnings and loss per share are based on the weighted average number of shares of common stock outstanding assuming the 32,304 for one stock split occurred as of January 1, 2014 and the issuance of 11,765,000 new shares on February 10, 2014 in connection with the Initial Public Offering. Diluted earnings and loss per share are based on the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted stock, restricted stock units and stock options.

The following is a reconciliation of the share amounts included in basic and diluted earnings per share computations:

	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013
Weighted average shares outstanding used to computed basic earnings per share	43,172,528	42,940,849	32,304,000
Dilutive effect of Restricted Stock Awards	12,081	11,173	—
Dilutive effect of Restricted Stock Units	7,000	—	—
Dilutive effect of Performance Restricted Stock Units	3,188	—	—
Dilutive effect of Stock Options	23,527	—	—

Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	43,218,324	42,952,022	32,304,000

Cost of Goods Sold and Selling and Administrative Expenses

Cost of goods sold includes costs of production, depreciation, amortization of acquired intangibles, inbound freight charges for raw materials, outbound freight to customers, purchasing and receiving costs, inspection costs, warehousing at plant facilities, and internal transfer costs. Costs associated with third-party warehouses are included in selling and administrative expenses. Selling and administrative costs also include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury, other general corporate services and amortization of software development cost.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for operations in the United States and the Canadian dollar for the Company’s operations in Canada. The assets and liabilities of the Company’s Canadian operations are translated at the exchange rate prevailing at the balance sheet date. Related revenues and expense accounts for the Canadian operations are translated using the average exchange rate during the year. Cumulative foreign currency translation adjustment of $5.3 million, $2.2 million and $0.3 million at December 31, 2015, 2014 and 2013, respectively, is included in “Accumulated Other Comprehensive Loss” in the Balance Sheets and in the Consolidated/Combined Statements of Changes in Equity.

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

The Company’s significant customers, as measured by percentage of total revenues for the periods presented, were as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Lowes	16%	15%	12%	15%

The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	Successor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Lowes	26%	23%	27%

Receivables

Trade receivables are recorded at net realizable value, which includes allowances for cash discounts and doubtful accounts, and are reflected net of customer incentives. The Company reviews the collectability of trade receivables on an ongoing basis. The Company reserves for trade receivables determined to be uncollectible. This determination is based on the delinquency of the account, the financial condition of the customer and the Company’s collection experience.

Inventories

Inventories are valued at the lower of cost or market. Virtually all of the Company’s inventories are valued under the average cost method. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from 20 to 25 years for buildings, 5 to 25 years for plant machinery, and 5 to 8 years for mobile equipment. For plant machinery, the large majority of the existing assets are being amortized over an estimated remaining life of approximately 8 years. Repair and maintenance costs are expensed as incurred. Substantially all of the Company’s depreciation expenses are recorded in “Cost of goods sold” in the Statements of Operations.

The Company capitalizes interest during the active construction of major projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. The amount of interest capitalized during 2015 was nominal and there was no interest capitalized during the years ended December 31, 2014 and 2013.

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

The Company assesses impairment of the Company’s long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. At December 31, 2015, the Company grouped the wallboard plants as an asset group. The plants within each group were used together to generate cash flows. The Company’s two joint compound plants were also grouped as an asset group.

Goodwill and Intangible Assets

The goodwill and intangibles reflected in the Successor financial statements relates solely to the Acquisition.

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

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2015 and 2014, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

The only assets or liabilities the Company had at December 31, 2015 that are recorded at fair value on a recurring basis are the interest rate cap that the Company entered into on March 31, 2014 that had zero fair value as of December 31, 2015 and a fair value of $0.03 million as of December 31, 2014, and natural gas hedges that had a negative fair value of $0.1 million at December 31, 2015, net of tax amount of $0.03 million, and $0.9 million at December 31, 2014, net of tax amount of $0.5 million. Both the interest rate cap and the natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Environmental Remediation Liabilities

When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred. The Company has no environmental liabilities recorded at December 31, 2015.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors based on the estimated fair value of the award generally determined on the date of grant. The associated expense, net of estimated forfeitures, is generally recognized ratably over the requisite service period, which is generally the vesting period of the award. For awards with graded vesting that only contain a service condition, we recognize expense on a straight-line basis over the service period.

Collective Bargaining Agreement

Some of the Company’s employees at its Buchanan wallboard plant, representing approximately 14% of its workforce, are represented by two unions. The collective bargaining agreements with these unions expire on November 30, 2017. Its remaining employees are non-union. The Company believes its relationships with both its union and non-union employees are good.

Defined Contribution Pension Plans—Successor

Subsequent to the Acquisition, the Company’s employees were able to participate in a 401K defined contribution pension plan. The Company contributes funds into this plan depending on each employee’s years of service and subject to certain limits. For the periods ended December 31, 2015 and 2014, the Company recorded an expense of $1.4 million and $1.9 million, respectively, for these contributions. From July 26, 2013 to December 31, 2013, the Company recorded an expense of $0.5 million.

Defined Benefit Pension Plans and Other Post-Retirement Benefits—Predecessor

Prior to the Acquisition, the Company’s salaried employees and union hourly employees participated in defined benefit pension plans sponsored by the Parent. These plans include other Parent employees that are not employees of the Company. The Parent also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Company. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, co-payment and payments made by government programs and other group coverage. For the period from January 1, 2013 to August 30, 2013 (Predecessor), the Company recorded approximately $7.5 million in pension and other post-retirement benefits expense related to its employees, which has been reflected within “Cost of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations. The related pension and post-retirement benefit liability has not been allocated to the Company and has not been presented in the accompanying Combined Balance Sheets since the obligation remained a liability of Lafarge N.A after the Acquisition of the Company by Lone Star.

Revenue Recognition

Revenue from the sale of gypsum products is recorded when title and ownership are transferred upon shipment of the products. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net sales,” and costs incurred for shipping and handling are classified as “Cost of goods sold” in the Consolidated/Combined Statements of Operations. The revenues reported in these financial statements relate to specifically identifiable historical activities of the plants, warehouses, and other assets that comprise the Company. The Company records estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives, in the period in which the sale occurs.

Derivative Instruments

The company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond one year. All derivative instruments must be recorded on the balance sheet at fair value.

Currently, the Company is using natural gas swap contracts manage commodity price increase exposure. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of the changes in the fair value of the derivative is recorded in cost of goods sold. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transaction affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

In addition, the Company is using an interest rate cap to protect against extreme market interest rate changes. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments. The hedge is being accounted for as a cash flow hedge. Changes in the time value of the interest rate cap are reflected directly in earnings through “other income/expense” in non-operating income.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 will be effective for the Company in the first quarter of 2016. Early adoption is permitted. Upon adoption, the guidance must be applied retroactively to all periods presented in the financial statements. The adoption of this guidance will result in a reclassification of debt issuance costs on the Company’s balance sheet, but the Company does not believe it will have a material impact on the Company’s results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Under this ASU, companies are required to classify all deferred tax assets and liabilities as non-current. In addition, companies can no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The Company has elected to adopt this ASU as of the date of the December 31, 2015 balance sheet. Also, companies are not required to adopt this ASU on a retroactive basis. Accordingly, the Company has not restated any historical financial statements as a result of the adoption of for ASU 2015-17.

3. Receivables

Receivables consist of the following ( in thousands ):

	As of	As of
	December 31, 2015	December 31, 2014
Trade receivables	$37,800	$42,460
Total Allowances	(1,988)	(2,308)

Total receivables, net	$35,812	$40,152

Trade receivables are recorded net of credit memos issued during the normal course of business.

The following reflects a rollforward of the receivable allowances for the years ended December 31, 2015, 2014, and 2013 ( in thousands ):

	Successor			Predecessor
	Year Ended	Year Ended	July 26 -	January 1 -
	December 31,	December 31,	December 31,	August 30,
	2015	2014	2013	2013
Beginning	$(2,308)	$(1,737)	$(1,768)	$(1,530)
Additions	(3,599)	(4,468)	(1,466)	(2,377)
Write-offs	3,919	3,897	1,497	2,139

Ending	$(1,988)	$(2,308)	$(1,737)	$(1,768)

4. Inventories

Inventories consist of the following ( in thousands ):

	As of	As of
	December 31, 2015	December 31, 2014
Finished Products	$5,454	$4,875
Raw Materials	$14,557	17,010
Supplies and other	$7,069	7,679

Total Inventories	$27,080	$29,564

5. Property, Plant and Equipment

Property, plant and equipment consist of the following ( in thousands ):

	As of	As of
	December 31, 2015	December 31, 2014
Land	$12,925	$12,930
Buildings	112,121	111,506
Plant machinery	272,613	269,633
Mobile equipment	3,837	3,448
Construction in progress	6,812	3,165

Property, plant and equipment, at cost	408,308	400,682
Accumulated depreciation	(81,901)	(47,030)

Total property, plant and equipment, net	$326,407	$353,652

Depreciation expense was $35.4 million and $35.3 million for the years ended December 31, 2015 and 2014 (Successor), respectively, $11.7 million for July 26, 2013 to December 31, 2013 (Successor), and $16.1 million for January 1, 2013 to August 30, 2013 (Predecessor). Depreciation expense for the Predecessor includes depreciation of certain equipment obtained under a capital lease arrangement.

6. Goodwill

At December 31, 2015 and 2014, the Company had two reporting units, of which only the wallboard reporting unit included goodwill. On an annual basis, we measure the fair value of our wallboard reporting unit on a qualitative basis or by using a discounted cash flow approach that estimates the projected future cash flows to be generated by the reporting unit, using a discount rate reflecting the weighted average cost of capital for a potential market participant. We perform our annual goodwill impairment test on the first day of our fiscal fourth quarter. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it more likely than not the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary.

In accordance with ASC 350, the Company completed qualitative assessments as of October 1, 2015 and 2014 and determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. As a result management concluded that there was no goodwill impairment as of December 31, 2015 and 2014. To date, no goodwill impairment losses have been recognized.

7. Software and Other Intangibles

Customer relationships and other intangibles consist of the following ( in thousands ):

	As of	As of
(in thousands)	December 31, 2015	December 31, 2014
Customer relationships	$116,073	$117,243
Purchased and internally developed Software	5,284	4,332
Trademarks	14,759	14,905

Customer relationships and other intangibles, at cost	136,116	136,480
Accumulated amortization	(41,281)	(25,671)

Customer relationships and other intangibles, net	$94,835	$110,809

Amortization expense was $15.9 million and $19.0 million for the years ended December 31, 2015 and 2014 (Successor), respectively, $6.8 million for July 26, 2013 to December 31, 2013 (Successor), and $0.8 million for January 1, 2013 to August 30, 2013 (Predecessor).

Amortization expense related to capitalized software was $1.5 million and $0.3 million for the years ended December 31, 2015 and 2014 (Successor), respectively, and $0.3 million for the period January 1, 2013 to August 30, 2013 (Predecessor). CBP did not acquire capitalized software as part of the Acquisition, and capitalized approximately $1.0 million for the year ended December 31, 2015 for various projects related to improving productivity and customer service, and $3.7 million for the year ended December 31, 2014 related to internal-use software development costs for a new enterprise resource planning (“ERP”) system. The new ERP system was placed in service in October 2014 and amortization of the software development costs began over a three-year useful life with the expense to be recorded in selling and administrative expense. In addition, CBP capitalized $0.6 million in 2014 for software purchased from external parties and $0.1 million for the development of a new website.

Based on the intangible assets recorded as of December 31, 2015, amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is expected to be approximately $13.5 million, $11.6 million, $9.3 million, $8.3 million, and $7.6 million, respectively. These amounts may vary as acquisitions and dispositions occur in the future.

8. Accrued and Other Liabilities

Accrued and other liabilities consist of the following ( in thousands ):

	As of	As of
(in thousands)	December 31, 2015	December 31, 2014
Employee-related costs	7,621	$7,945
Income taxes	2,482	—
Other taxes	508	1,220
Other	1,723	2,263

Total accrued and other liabilities	$12,334	$11,428

9. Income Taxes

The components of the income tax (expense) benefit are as follows ( in thousands ):

	Successor			Predecessor
	Year Ended	Year Ended	July 26 -	January 1 -
	December 31,	December 31,	December 31,	August 30,
	2015	2014	2013	2013
Current	$(5,929)	$1,061	$(4,197)	$(884)
Deferred	(3,407)	(11,105)	3,087	754

Total income tax (expense) benefit	$(9,336)	$(10,044)	$(1,110)	$(130)

The components of income (loss) before income taxes by country are as follows ( in thousands ):

	Successor			Predecessor
	Year Ended	Year Ended	July 26 -	January 1 -
	December 31,	December 31,	December 31,	August 30,
	2015	2014	2013	2013
USA	$27,090	$27,270	$3,225	$32,509
Canada	(1,018)	(1,335)	(10)	(194)

Total income (loss) before earnings (losses) on equity method investment and income tax	$26,072	$25,935	$3,215	$32,315

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rates primarily as a result of the provision for various state income taxes and due to the valuation allowance recorded against deferred tax assets for the Predecessor.

Taxes computed at the U.S. statutory federal income tax rate of 35% are reconciled to the Company’s effective rate as follows ( in thousands ):

	Successor			Predecessor
	Year Ended	Year Ended	July 26 -	January 1 -
	December 31,	December 31,	December 31,	August 30,
	2015	2014	2013	2013
Taxes at the U.S. federal income tax rate	$(9,124)	$(9,077)	$(1,125)	$(11,310)
U.S./Canadian tax rate differential	18	(107)	(2)	(19)
U.S. state and Canadian provincial income taxes, net of federal benefit	(401)	(503)	(74)	(1,314)
Non-deductible expenses	(166)	(46)	(17)	(46)
Domestic production activities deduction	356	—	108	—
Tax credits	147	—	—	—
Valuation allowance	(272)	(361)	—	12,559
Other	106	50	—	—

Income tax (expense) benefit	$(9,336)	$(10,044)	$(1,110)	$(130)

Effective rate	35.81%	38.73%	34.53%	0.40%

Income tax payments, net of refunds received, made by the Company during 2015 and 2014 totaled $1.9 million and $4.2 million, respectively.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The significant components of deferred tax assets and deferred tax liabilities included on the Combined Balance Sheets are ( in thousands ):

	As of	As of
	December 31, 2015	December 31, 2014
Deferred tax assets:
Reserves and other liabilities	$3,717	$2,909
Tax loss carryforwards	592	366
Acquisition costs and intangibles	1,220	1,884
Deferred Compensation	284	—
Inventory	1,825	1,040
AMT Credit	2,141	—
Other	91	285

	9,870	6,484
Less valuation allowance	663	361

Deferred tax assets, net of valuation allowance	9,207	6,123
Deferred tax liabilities:
Prepaids	338	—
Depreciation, amortization and other	20,285	14,149

Deferred tax liabilities	20,623	14,149

Net deferred tax asset (liability)	(11,416)	(8,026)

Net deferred tax asset, current	—	3,157
Net deferred tax asset, non-current	—	—
Net deferred tax liability, non-current	(11,416)	(11,183)

The following is a rollforward of the deferred tax valuation allowance for the periods presented ( in thousands ):

	Successor			Predecessor
	Year Ended	Year Ended	July 26 -	January 1 -
	December 31,	December 31,	December 31,	August 30,
	2015	2014	2013	2013
Balance at the beginning of the period	$361	$—	$—	$43,780
Amounts charged to expense	302	361	—	(12,559)
Amounts charged to Other Comprehensive Income	—	—	—

Balance at the end of the period	$663	$361	$—	$31,221

The Predecessor’s operating results have historically been included in Lafarge N.A.’s combined US Federal and state income tax returns. In addition, the Canadian Predecessor operations have historically been included in Lafarge N.A.’s Canadian Federal and provincial income tax returns. The provisions for income taxes in the Predecessor financial statements have been determined on a separate return basis as if the Company filed its own tax returns. For U.S. federal income tax purposes, the Predecessor had unused net operating loss carry-forwards of $111.0 million expiring from 2028 through 2032. For Canadian federal income tax purposes, the Predecessor had no loss carry-forwards available. The income tax benefits related to net operating losses that have been utilized by Lafarge N.A. are reflected in the Predecessor financial statements as a distribution to Lafarge N.A. Management considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the Predecessor’s deferred tax assets will not be realized. Given the losses of the Predecessor over the recent years, the Predecessor had established a valuation allowance relating to a portion of the deferred tax assets in the Predecessor financial statements. None of the net operating loss carried forward to CBP as of the Acquisition date. For Canadian federal income tax purposes, at December 31, 2015 the Company had net operating loss carryforward of $0.6 million which expires in 2035 and 2036. At December 31, 2015 and 2014, the Company recorded a valuation allowance of $0.7 million and $0.4 million, respectively, related to its Canadian operations.

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

The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2012. As of December 31, 2015 and 2014 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of December 31, 2015 and 2014, the Company does not have any amounts accrued for interest or penalties.

10. Commitments and Contingencies

The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The rent expense for the years ended December 31, 2015 and 2014 was $4.4 million and $4.8 million, respectively. The Predecessor terminated the leases at a facility at the Port of Newark prior to the Acquisition. During January 1, 2013 to August 30, 2013 (Predecessor), total rent paid on this lease, including a termination fee, was $4.2 million. Total expenses under operating leases were $1.5 million for July 26, 2013 to December 31, 2013 (Successor). Including Newark, total expenses under operating leases were $7.8 million for January 1, 2013 to August 30, 2013 (Predecessor). The Company also has noncapital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $66.7 million and $72.5 million for the years ended December 31, 2015 and 2014 (Successor), respectively, $23.0 million for July 26, 2013 to December 31, 2013 (Successor), and $47.9 million for January 1, 2013 to August 30, 2013 (Predecessor).

The table below shows the future minimum lease payments due under non-cancelable operating leases and purchase commitments at December 31, 2015 ( in thousands ):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases (1)	$4,880	$1,587	$1,183	$616	$1,494	$—	$—
Purchase commitments	146,654	35,655	30,403	19,242	16,329	14,060	30,965

Total commitments	$151,534	$37,242	$31,586	$19,858	$17,823	$14,060	$30,965

(1)	Future minimum lease payments over the non-cancelable lease terms of the operating leases.

Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. At December 31, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $3.0 million and $4.8 million, respectively.

In March 2015, a group of homebuilders commenced a lawsuit against the Company and other US wallboard manufacturers, which was amended in October 2015, alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The amended complaint also alleges that the manufacturers agreed to abolish the use of “job quotes” and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The Company denies any wrongdoing of the type alleged in the amended complaint and believes that it has meritorious defenses to the allegations and will vigorously defend itself in this case. The case has been transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.

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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2015 and 2014, such liabilities are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

11. Related Party Transactions

Allocated Expenses

The Predecessor has been allocated selling and administrative expenses from Lafarge N.A. of $4.9 million for January 1, 2013 to August 30, 2013. These costs from Lafarge N.A. had been derived from multiple levels of the organization including shared corporate expenses and fees from the parent of Lafarge N.A. These allocated costs were primarily related to corporate administrative expenses and reorganization costs, employee-related costs including pensions and other benefits for corporate and shared employees, and rental and usage fees for shared assets for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. The costs associated with these services and support functions (indirect costs) have been allocated to the Predecessor using the most meaningful respective allocation methodologies which were primarily based on proportionate revenue, proportionate headcount or proportionate direct labor costs of the Predecessor compared to Lafarge N.A. and/or its subsidiaries.

In addition to the allocated selling and administrative expenses noted above, the Predecessor recorded approximately $7.6 million for January 1, 2013 to August 30, 2013 in pension and other post-retirement benefits expense related to its employees, which has been reflected within “Cost of goods sold” and “Selling and administrative” in the accompanying Combined Statements of Operations of the Predecessor. The Predecessor’s salaried employees and union hourly employees participated in defined benefit pension plans sponsored by the Parent. These plans included other Lafarge N.A. employees that are not employees of the Predecessor. Lafarge N.A. also provides certain retiree health and life insurance benefits to eligible employees who have retired from the Predecessor. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. The related pension and post-retirement benefit liability has not been allocated to the Predecessor and has not been presented in the accompanying Predecessor balance sheet since the obligation remained a liability of Lafarge N.A. The Successor does not have any pension or postretirement benefit plans in place.

Management believes the assumptions and allocations underlying the combined Predecessor financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis considered by Lafarge N.A. to be a reasonable reflection of the utilization of services provided to or the benefit received by the Predecessor during the period presented relative to the total costs incurred by Lafarge N.A. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amount that would have been reflected in the financial statements had the Predecessor been an entity that operated independently of Lafarge N.A. Consequently, future results of operations after the Predecessor’s separation from Lafarge N.A. will include costs and expenses that may be materially different than the Predecessor’s historical results of operations. Accordingly, the financial statements for this period are not indicative of the future results of operations, financial position and cash flows.

LTIP Payments

In connection with the March, May and September 2015 secondary public offerings and concurrent May and September 2015 stock repurchases, certain executives of the Company and the estate of the Company’s former CEO earned incentive payments in the aggregate amount of approximately $29.9 million under the LTIP. LSF8 is responsible for funding any payments under the LTIP, including those paid in connection with the March, May and September 2015 secondary public offerings and concurrent May and September 2015 stock repurchases. As these payments arose out of employment with the Company, the Company recognizes the payments made to the officers and the estate as an expense. The funding of the LTIP payments by LSF8 is recorded as additional paid-in capital. The $29.9 million in LTIP payments related to the March, May and September 2015 secondary public offerings and concurrent May and September 2015 stock repurchases were recorded as an expense to the Company, that will also be tax deductible, and capital contributions by LSF8 in the first, second and third quarters of fiscal 2015. No further payments will be made under the LTIP.

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

We sold products to a customer that, for a portion of 2015, was affiliated with one of our stockholders. During that portion of 2015, we sold an aggregate amount of $12.4 million of products to the customer, and as of December 31, 2015, $4.0 million was due from the customer. The sales were made on terms equivalent to an arm’s length basis.

12. Investment in Seven Hills

The Predecessor was a party to a paperboard liner venture named Seven Hills Paperboard, LLC (“Seven Hills”) with an unaffiliated third-party. This venture provided the Predecessor with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements. For the Predecessor financial statements, management evaluated the characteristics of its investment in Seven Hills and concluded that Seven Hills would be deemed a Variable Interest Entity as there was not sufficient equity at risk in Seven Hills. The Predecessor also considered certain characteristics related to control and the power to direct the activities of Seven Hills that most significantly impact Seven Hills’ economic performance, including the significant decisions made by the Managing Board and the involvement of the other investor in managing the day-to-day activities. The Predecessor concluded the Company was not the primary beneficiary. Accordingly, the Predecessor accounted for its investment in Seven Hills under the equity method of accounting.

From the closing of the Acquisition through March 13, 2014, the venture equity ownership remained with Lafarge N.A., although many of the rights and obligations and underlying economics were contractually transferred to the Company in connection with the Acquisition. Based on the allocation of the purchase price paid in the Acquisition, $13.0 million related to the financial interest in the Seven Hills venture was recorded and represents the fair value of the rights retained by the Company after the Acquisition. In the Successor financial statements, the Company elected the option to account for this financial interest at fair value with changes in fair value reflected in earnings during the period in which they occur. The Company elected to measure this financial interest at fair value, as permitted under FASB Accounting Standards Codification 825, Financial Instruments, to better reflect the expected future benefit of the acquired financial interest.

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

The Company currently has the right to terminate the venture and put its interest to the other investor based on a formula-driven price effective on the anniversary of the commencement date by providing notice two years prior to any such anniversary. Proceeds from such termination would revert to CBP. As of December 31, 2015 and December 31, 2014, the estimated redemption value would be $9.4 million and $11.1 million, respectively.

Paperboard purchased from Seven Hills was $45.5 million and $49.7 million for the years ended December 31, 2015 and 2014 (Successor), respectively, $17.6 million for July 26, 2013 to December 31, 2013 (Successor), and $33.1 million for January 1, 2013 to August 30, 2013 (Predecessor). The Company also has certain purchase commitments for paper totaling $29.7 million through 2018.

13. Debt

Debt consists of the following:

	As of	As of
(in thousands)	December 31, 2015	December 31, 2014
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at December 31, 2015 and December 31, 2014	$296,988	$351,988
Less: Original issue discount (net of amortization)	(2,372)	(2,863)

Total debt	294,616	349,125
Less: Current portion of long-term debt	—	—

Long-term debt	$294,616	$349,125

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

On December 2, 2013, the Company modified the First Lien Credit Agreement and Second Lien Credit Agreement and increased its borrowings by a total of $130 million with the proceeds distributed as a return of capital to Lone Star. The changes were considered a modification of the existing instruments in accordance with guidance provided by ASC 470-50, Debt.

The maturity dates for the First Lien Credit Agreement and Second Lien Credit Agreement remained the same. The First Lien was increased by $95 million from $320 million to a total $415 million with quarterly principal payments increased from $0.8 million to $1.0 million and the remaining amount due at maturity in 2020. The Second Lien was increased by $35 million from $120 million to $155 million and remained all due at maturity in 2021. Interest remained floating for both liens and the interest rate spread over LIBOR (with a 1% floor) was increased from plus 3.5% to plus 3.75% for the term loan under the First Lien Credit Agreement and from plus 7.5% to plus 7.75% for the term loan under the Second Lien Credit Agreement. Total original issue discount and other fees associated with the amendment of approximately $5 million were paid at closing. Third party debt issuance costs were expensed. In May 2014, the interest rate spread over LIBOR was reduced by 50 basis points, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, remains below four. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s and will remain in effect as long as this rating and outlook are maintained or better.

The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During 2015 and 2014, the Company pre-paid $55.0 million and $59.9 million of principal payments, respectively and no further quarterly mandatory principal payments are required until the final payment of $297.0 million due on August 28, 2020. At December 31, 2015, the annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.6%.

The First Lien Credit Agreement also has a $50 million revolver (the “Revolver”), none of which was outstanding as of December 31, 2015. Interest is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver facility. Availability under the Revolver at December 31, 2015, based on draws and outstanding letters of credit and absence of violations of covenants, was $47 million.

On February 10, 2014, the Company completed the Initial Public Offering and used $152 million of net proceeds from the Initial Public Offering and cash on hand of $6.1 million to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million.

Total interest paid by the Successor for the years ended December 31, 2015 and 2014 and for the period July 26, 2013 to December 31, 2013 was $13.5 million, $19.5 million and $9.5 million, respectively. No significant amounts of interest were paid by the Predecessor.

The table below shows the future minimum principal payments due under the credit agreements.

(in thousands)	Amount Due
2016	—
2017	—
2018	—
2019	—
2020	$296,988

Under the terms of the credit agreements above, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter, beginning with the quarter ending December 31, 2013. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at December 31, 2015, the financial covenant of 5.5 times was not applicable at December 31, 2015.

14. Derivative Instruments

The Company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond one year. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows.

Commodity Derivative Instruments

As of December 31, 2015, the Company had 1,522 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by October 31, 2016. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging . For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive income (loss), as of December 31, 2015, was $0.1 million, which is net of a tax amount of $0.03 million. No ineffectiveness was recorded on these contracts during 2015 and 2014. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

On a pre-tax basis, for the year ended December 31, 2015, approximately $0.8 million of gains, net of $0.5 million of tax expense, were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of loss reclassified from accumulated other comprehensive income into income was $1.9 million. As of December 31, 2015, $0.3 million was recorded in other current liabilities and $0.2 million was recorded in other current assets. For the year ended December 31, 2014, approximately $0.9 million of losses, net of $0.5 million of tax benefits, were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of gain reclassified from accumulated other comprehensive income into income was $0.1 million. As of December 31, 2014, $0.9 million was recorded in other current liabilities.

Interest Rate Derivative Instrument

At December 31, 2015, the Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a notional amount of $202.9 million, representing 68.3% of the principal amount outstanding under the First Lien Credit Agreement as of December 31, 2015. The objective of the hedge is to protect the cash flows from adverse extreme market interest rate changes for a portion of the First Lien Credit Agreement through March 31, 2016. Changes in the fair value of the interest rate cap are expected to be perfectly effective in offsetting the changes in cash flow of interest payments attributable to fluctuations for three month U.S. Dollar LIBOR interest rates above 2%. The hedge is being accounted for as a cash flow hedge.

Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded $0.03 million and $0.2 million in losses for the years ended December 31, 2015 and 2014, respectively. The fair value of the time value of the interest rate cap was $0 as of December 31, 2015 and of $0.03 million as of December 31, 2014 and was recorded in other current assets.

Counterparty Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of December 31, 2015, the Company’s derivatives were in a $0.1 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2015, the Company had no collateral posted with its counterparties related to the derivatives.

15. Segment Reporting

Segment information is presented in accordance with ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s and Predecessor’s primary reportable segment is wallboard which represented approximately 97% and 96% of the Company’s revenues for the years ended December 31, 2015 and 2014, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.

Revenues from the major products sold to external customers include gypsum wallboard and finishing products.

The Company’s two geographic areas consist of the United States and Canada for which it reports net sales, fixed assets and total assets.

The Company evaluates, and Predecessor evaluated, operating performance based on profit or loss from operations before certain adjustments as shown below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company did not provide asset information by segment as its Chief Operating Decision Maker does not use such information for purposes of allocating resources and assessing segment performance.

Reportable segment information consists of the following ( in thousands ):

	Successor			Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Net Sales:
Wallboard	407,982	409,408	144,689	240,225
Other	13,700	15,094	5,377	12,023

Total net sales	421,682	424,502	150,066	252,248

Operating income (loss):
Wallboard	44,276	60,080	14,162	32,699
Other	(271)	681	(384)	(72)

Total operating income (loss)	44,005	60,761	13,778	32,627

Adjustments:
Interest Expense	(16,432)	(29,069)	(10,542)	(91)
Gain (loss) from Equity Investment	(750)	(113)	—	(30)
Other non-operating expenses	(751)	(5,644)	(21)	(191)

Income (loss) before income tax benefit	26,072	25,935	3,215	32,315

Depreciation and Amortization
Wallboard	50,150	53,114	17,943	16,067
Other	1,158	1,203	586	819

Total depreciation and amortization	51,308	54,317	18,529	16,886

Information concerning principal geographic areas is as follows ( in thousands ):

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	July 26 - December 31, 2013	January 1 - August 30, 2013
Net Sales:
United States	$387,937	$389,073	$135,275	$221,995
Canada	33,745	35,429	14,791	30,253

Total	$421,682	$424,502	$150,066	$252,248

	Successor
	As of December 31, 2015		As of December 31, 2014
	Fixed Assets	Total Assets	Fixed Assets	Total Assets
United States	323,361	$625,951	349,909	$678,285
Canada	3,046	$17,090	3,743	22,696

Total	326,407	$643,041	$353,652	$700,981

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

On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, in the fourth quarter of 2015, the Company repurchased an additional 472,185 shares of its common stock in an open market at prices per share ranging from $ 17.06 to $19.02 for an aggregate amount of approximately $8.4 million.

All repurchased shares are held in treasury and the effect thereof reduces the number of shares of common stock outstanding and is reflected in the Company’s earnings per share calculation.

17. Share-Based Compensation

In conjunction with the Initial Public Offering, the Company granted employees 142,000 stock options and 75,000 restricted shares that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect at the time of the grant; (b) a dividend yield of 0% as the Company had at the time of grant no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date.

On March 2, 2015, the Company granted certain employees and independent members of the Board of Directors 62,070 Restricted Stock Units (“RSUs”) and 40,050 RSUs that are subject to certain performance conditions (“PRSUs”). Of the 62,070 RSUs granted in March, 7,581 fully vest after one year, and 54,489 vest ratably over four years. On May 5, 2015, the Company granted certain employees an additional 9,205 RSUs and 6,280 PRSUs which vest ratably over four years. The PRSUs vest on December 31, 2017, with the exact number of PRSUs vesting subject to the achievement of certain performance conditions through December 31, 2016. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for fiscal years 2015 and 2016. The fair value of each RSU and PRSU is equal to the market price of the Company’s common stock at the date of the grant.

The following table summarizes restricted stock award (“RSA”), RSU and PRSU activity for the year ended December 31, 2015:

	Number of RSAs	Number of RSUs	Number of PRSUs	Weighted Average Grant Date Value
Non-vested, January 1, 2015	55,000	—	—	$14.00
Granted	—	71,275	46,330	$21.19
Cancelled/Forfeited	(3,619)	(1,103)	—	$14.00
Vested	(13,749)	—	—	$14.00

Non-vested, December 31, 2015	37,632	70,172	46,330	$19.49

Compensation expense of $0.6 million and $0.8 million was recorded for share-based awards for the years ended December 31, 2015 and 2014, respectively. The income tax benefit of share-based awards for both years ended December 31, 2015 and 2014 was $0.2 million.

As of December 31, 2015, there was $1.4 million of unrecognized compensation expense related to non-vested restricted stock. This expense is subject to future adjustments for vesting and forfeitures and is being recognized on a straight-line basis over a three year period.

The following tables summarize stock option activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Outstanding at January 1, 2015	142,000	14.00
Granted	—	—
Forfeited	(2,300)	$14.00
Exercised	(62,331)	$14.00

Outstanding at December 31, 2015	77,369	$14.00	$267,697	8.10

Exercisable at December 31, 2015	19,131	$14.00	$66,193	8.10
Vested and Expected to Vest at December 31, 2015	77,369	$14.00	$267,697	8.10

Unearned compensation related to stock options as of December 31, 2015 of $0.3 million will be recognized over a weighted average remaining period of approximately 2 years. During 2015, the intrinsic value of stock options exercised was $0.3 million.

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

18. Quarterly Data (unaudited)

The following table presents selected quarterly data for the Successor periods:

	Three months Ended March 31, 2015	Three months Ended June 30, 2015	Three months Ended September 30, 2015	Three months Ended December 31, 2015
Net sales	$92,176	$110,996	$108,150	$110,360
Cost of goods sold	71,675	81,516	78,151	81,498
Selling and administrative	8,428	9,363	9,008	8,092

Long Term Incentive Plan funded by Lone Star	4,171	15,842	9,933	—

Operating income	7,902	4,275	11,058	20,770
Net income (loss)	2,020	(126)	4,239	10,603
Earnings per share:
Basic	$0.05	$(0.00)	$0.10	$0.25
Diluted	$0.05	$(0.00)	$0.10	$0.25
Wallboard sales volume (msf)	469	567	567	596
Mill net sales price	$157.46	$156.85	$153.05	$148.37
Depreciation and amortization	$13,129	$13,141	$12,661	$12,377

As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

(in thousands, except operating data)	Three months Ended March 31, 2014	Three months Ended June 30, 2014	Three months Ended September 30, 2014	Three months Ended December 31, 2014
Net sales	$86,973	$102,915	$113,804	$120,810
Cost of goods sold	73,196	82,025	85,821	89,131
Selling and administrative	7,496	8,088	7,774	10,210
Long Term Incentive Plan funded by Lone Star	—	—	—	—
Operating income	6,281	12,802	20,209	21,469
Net income (loss)	(8,623)	4,667	9,486	10,361
Earnings per share:
Basic	$(0.22)	$0.11	$0.22	$0.24
Diluted	$(0.22)	$0.11	$0.22	$0.24
Wallboard sales volume (msf)	438	525	590	627
Mill net sales price	$157.32	$155.76	$154.10	$152.79
Depreciation and amortization	$13,883	$13,930	$13,511	$12,993

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria set forth in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

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

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position
James Bachmann	47	President, Chief Executive Officer and Director
Dennis Schemm	49	Senior Vice President and Chief Financial Officer
Bruce Major	51	Vice President of Strategy and Strategic Sourcing
Muhammad Shahbaz “Boz” Malik	48	Senior Vice President Sales, Marketing and Supply Chain
David Obergefell	62	Senior Vice President Manufacturing
Timothy Power	56	Senior Vice President, General Counsel and Secretary
Dennis Romps	48	Senior Vice President, Corporate Controller and Chief Accounting Officer
Isabelle Shiffrin	43	Vice President of Human Resources
Bradley P. Boggess	43	Chairman of the Board and Director
Kevin Barner	34	Director
Edward Bosowski	61	Director
Michael O. Moore	65	Director
Chadwick S. Suss	39	Director
Jack Sweeny	69	Director
Kyle S. Volluz	47	Director
Grant Wilbeck	34	Director

Executive Officers

James Bachmann —Mr. Bachmann has served as our President and Chief Executive Officer since January 2015 and has been a member of our Board of Directors since March 2015. Mr. Bachmann served as our Chief Financial Officer from January 2014 to May 2015 and also briefly served as our interim Chief Executive Officer from November 2014 to January 2015. Prior to becoming our Chief Financial Officer in January 2014, Mr. Bachmann served as Chief Financial Officer of Lafarge USA and co-Chief Financial Officer of Lafarge from November 2012 through December 31, 2013. He served as Senior Vice President Finance – Investor Relations of Lafarge S.A. from January 2008 through October 2012, Senior Vice President and Controller of Lafarge from November 2005 to June 2006, Vice President Finance – Aggregates, Concrete, and Asphalt Division of Lafarge from February 2004 to November 2005, Vice President Controller of the Gypsum Division of Lafarge from May 2002 to February 2004, and worked at Arthur Andersen from September 1990 to April 2002. Mr. Bachmann received a BSBA from Georgetown University.

As our President and Chief Executive Officer, Mr. Bachmann brings a deep understanding of our business, industry, operations and strategic planning to the board of directors. Mr. Bachmann also has extensive institutional knowledge gained through his more than 11 years of experience with Lafarge and Lafarge SA. Mr. Bachmann’s board service also provides a direct and open channel of communication between the board and senior management.

Dennis Schemm —Mr. Schemm has served as our Senior Vice President and Chief Financial Officer since May 2015. He previously served from 2013 to 2015 as Vice President of Global Finance for Armstrong Flooring, a division of Armstrong Worldwide, where he oversaw the division’s financial and accounting functions. Prior to this role, from 2011 to 2013, Mr. Schemm served as Director of Global Financial Planning & Analysis at Gilbarco Veeder Root, a Danaher Corporation, where he was responsible for operational and strategic planning and provided financial leadership for global operations and R&D. From 1999 to 2011, Mr. Schemm served in various financial capacities including Corporate Controller and Finance Director across various divisions of Monsanto Company, where he gained broad experience in internal controls, SEC reporting, corporate finance, treasury and investor relations. Mr. Schemm started his career at Bell Atlantic and PricewaterhouseCoopers. Mr. Schemm holds B.S. degrees in Accounting and Computer Science from Penn State University and an MBA from Carnegie Mellon University.

Bruce Major —Mr. Major has served as our Vice President Strategy and Strategic Sourcing since January 2016. He previously served as Vice President, Manufacturing for the North American Cement business of Lafarge from November 2011 until October 2015, as Senior Vice President Manufacturing for the Gypsum business of Lafarge in Avignon, France from September 2010 until October 2011 and as Vice President Manufacturing for the North American Gypsum business of Lafarge between May 2007 and September 2010. Prior to that, Mr. Major held several plant management positions in the United States, United Kingdom and Saudi Arabia with Lafarge, National Titanium Dioxide and ICI Chemicals. Mr. Major received a Master’s degree in Engineering Science from the University of Oxford, UK.

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

Directors

Bradley P. Boggess —Mr. Boggess has been a member of our board of directors since August 2013, and served as Chairman of the Board of Directors since March 2015. Mr. Boggess has been a Managing Director of Hudson Americas, LLC, an affiliate of ours and Lone Star since December 2014 and prior to that a Director of Hudson Americas LLC since June 2011. His responsibilities include identifying investment opportunities, managing acquisition processes, and driving portfolio company performance. Mr. Boggess’s asset management responsibilities include Lone Star’s operating companies that include grocery, restaurants, and building products. Prior to joining Hudson Americas, Mr. Boggess worked as a turnaround and restructuring advisor with AlixPartners, a leading management consulting and turnaround services firm, from May 2007 to June 2011. Mr. Boggess is a former Armor Officer in the United States Army. Mr. Boggess is also a member of the board of directors of a number of privately held companies and served as a member of the Board of Directors of Del Frisco’s Restaurant Group, Inc. from December 2012 to December 2013.

Mr. Boggess’s background as a management consultant, turnaround advisor and private equity executive in a wide range of industries allows him to assist the board in understanding and addressing the wide variety of issues it faces. His responsibilities for Lone Star’s companies, including our company, also provide Mr. Boggess with a deep working knowledge of our business and operations.

Kevin J. Barner —Mr. Barner has been a member of our Board of Directors since March 2015. Mr. Barner is a Director of Lone Star Americas Acquisitions, LLC, an affiliate of ours and Lone Star, where he focuses on origination and underwriting activities related to corporate private equity and debt investments throughout the Americas region. Prior to his current role, from August 2012 until June 2014, Mr. Barner was a Vice President at Hudson Americas, LLC, an affiliate of ours and Lone Star, serving in an origination, underwriting, and asset management role on various operating company investments made by several of Lone Star’s funds. Prior to joining Hudson Americas from March 2006 until August 2012, Mr. Barner served as a Vice President and Associate at The Halifax Group, a middle-market private equity firm with over $1.0 billion under management. While at Halifax, Mr. Barner was responsible for identifying, evaluating and sourcing private equity investment opportunities and was a board member or board observer for several of Halifax’s portfolio companies, including, Service Champ, Aptiv Solutions, North American Video, and XLA. From July 2004 until March 2006, Mr. Barner was an Analyst with BB&T Capital Markets Investment Banking platform specializing in mergers and acquisitions across a variety of industries. Mr. Barner received a B.S. in Commerce with Distinction from the University of Virginia’s McIntire School of Commerce. Mr. Barner is a member of the board of directors of a number of privately held companies.

Mr. Barner brings broad expertise in financial management to the Board of Directors. His extensive experience in private equity and the financial markets also allows him to make valuable contributions with respect to our capital structure and financing, acquisition and investing activities.

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

                Kyle S. Volluz —Mr. Volluz has been a member of our board of directors since February 2014. Mr. Volluz has been a Managing Director with Hudson Advisors, LLC, an affiliate of ours and Lone Star, since January 2015, and from January 2010 to January 2015, a Director with Hudson Americas, LLC, a subsidiary of Hudson Advisors, in each case, with responsibility for the management of the Legal Department. In such capacity, Mr. Volluz oversees all legal issues impacting operating companies that are affiliates of Lone Star within North America, as well as other corporate investments for which Hudson Advisors or its affiliates provide asset management services in North America. In particular, Mr. Volluz has been actively involved in the negotiation and closing of several lending transactions, acquisitions, and asset sales for us and other Lone Star portfolio companies since joining Hudson Americas in 2009. Previously, Mr. Volluz was Senior Vice President and Director of Legal Services for Goldman Sachs Specialty Lending Group, an affiliate of Goldman, Sachs & Co., a position he held from 2005 to 2009. Prior thereto, Mr. Volluz was an attorney with Baker Botts LLP and Thompson & Knight LLP, where he supported clients in various types of commercial banking transactions, mergers and acquisitions, private and public securities offerings, and debt financing transactions. Mr. Volluz is a member of the board of directors of a number of privately held companies.

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

Grant Wilbeck —Mr. Wilbeck has been a member of our board of directors since February 2014. Mr. Wilbeck has served as Managing Director of Lone Star U.S. Acquisitions, LLC, an affiliate of ours and Lone Star, since 2013, where he focuses on origination and underwriting activities related to corporate private equity and debt investments. Previously, from 2007 to 2013, he served in various capacities at Hudson Americas, LLC, an affiliate of ours and Lone Star, with asset management responsibility across all retail and restaurant operating companies focusing on operational performance, capital structure and acquisition opportunities. Prior to joining Hudson Americas, LLC, Mr. Wilbeck was at APS Financial Corp. where he was a research analyst focused on distressed debt and special situations. Mr. Wilbeck is a member of the board of directors of several privately held companies.

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

The audit committee is comprised of Messrs. Bosowski, Moore and Sweeny, with Mr. Moore serving as Chair. The board of directors has determined that each of Messrs. Bosowski, Moore and Sweeny is independent, as defined under and required by the federal securities laws and the NYSE rules. The board of directors has also determined that Mr. Moore qualifies as an audit committee financial expert under the federal securities laws and that each member of the audit committee is “financially literate” as required under NYSE rules, as such qualification is interpreted by the board of directors in its business judgment. The audit committee held four meetings during fiscal 2015.

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

From January 1, 2015 to June 6, 2015, our compensation committee was comprised of Messrs. Boggess, Bosowski and Suss, with Mr. Boggess serving as chair. From June 6, 2015, to February 19, 2016, the compensation committee was comprised of Messrs. Boggess, Bosowski and Moore, with Mr. Bosowski serving as chair. Since February 19, 2016, the compensation committee has been comprised of Messrs. Bosowski, Moore and Sweeny, with Mr. Bosowski serving as chair. The board has determined that Messrs. Bosowski, Moore and Sweeny are independent under NYSE rules. For so long as we were a controlled company, we were not required to have a compensation committee comprised entirely of independent directors under NYSE rules. However, following the loss of our controlled company status in connection with the March 2015 secondary public offering, we became subject to the NYSE transition rules. Under these rules, our compensation committee was required to have one independent director as of such date, be a majority independent no later than 90 days after such date and entirely independent within one year of such date. We have complied with these transition requirements.

The compensation committee held three meetings in fiscal 2015.

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

From January 1, 2015 to March 18, 2015, the nominating and governance committee was comprised of Messrs. Boggess, Volluz and Sam Loughlin, with Mr. Loughlin serving as chair. From March 18, 2015 to June 6, 2015, our nominating and corporate governance committee was comprised of Messrs. Boggess, Sweeny and Volluz. From June 6, 2015 to February 19, 2016, the nominating and corporate governance committee was comprised of Messrs. Boggess, Bosowski and Sweeny, with Mr. Sweeny serving as chair. Since February 19, 2016, the nominating and governance committee has been comprised of Messrs. Sweeny, Bosowski and Moore, with Mr. Sweeny serving as chair. The board has determined that Messrs. Bosowski, Moore and Sweeny are independent under NYSE rules. For so long as we were a controlled company, we were not required to have a nominating and corporate governance committee comprised entirely of independent directors under NYSE rules. However, following the loss of our controlled company status in connection with the March 2015 secondary public offering, we became subject to the NYSE transition rules. Under these rules, our nominating and corporate governance committee was required to have one independent director as of such date, be a majority independent no later than 90 days after such date and entirely independent within one year of such date. We have complied with these transition requirements.

The nominating and corporate governance committee held three meetings in fiscal 2015.

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

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year Messrs. Boggess, Bosowski, Suss and Moore served as members of our compensation committee. None of our executive officers currently serves or has served during the last completed fiscal year, as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors. For a description of certain transactions between us and members of the compensation committee, and entities affiliated with such members, see Item 13, Certain Relationships and Related Transactions, and Director Independence.

Item 11.	EXECUTIVE COMPENSATION

Introduction

The executive compensation disclosure that follows explains the compensation awarded to, earned by or paid to James Bachmann, our President and Chief Executive Officer, and Timothy Power and Muhammad Shahbaz Malik, our two most highly compensated executive officers other than our chief executive officer for 2015. We refer to these individuals in this section as our named executive officers or NEOs. The compensation committee of our board of directors makes all decisions regarding the compensation of our NEOs.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by or paid to our NEOs in 2015 and, for Messrs. Bachmann and Power, 2014. Mr. Malik was not an NEO for 2014. As described in further detail below, the majority of the amounts included in the “Non-Equity Incentive Plan Compensation” column in the table below for 2015 were paid directly by LSF8 Gypsum Holdings, L.P., our former majority shareholder, to the NEOs under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan in connection with the secondary public offerings and related share repurchase transactions completed in 2015.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
James Bachmann	2015	425,000	—	707,025	—	7,306,424	46,935	8,485,384
President and Chief Executive Officer	2014	325,000	—	70,000	107,100	158,681	38,747	699,528
Timothy Power	2015	226,600	—	209,436	—	3,624,013	45,030	4,105,079
SVP and General Counsel	2014	220,000	—	77,000	53,550	107,415	33,450	491,415
Muhammad Shahbaz Malik	2015	278,100	60,000	256,928	—	1,900,320	168,294	2,663,642
SVP Sales, Marketing & Supply Chain	2014	—	—	—	—	—	—	—

(1)	A sign-on bonus of $60,000 was paid to Mr. Malik in 2015 in recognition of his joining the Company as its new SVP Sales, Marketing & Supply Chain in 2014. This bonus was intended to compensate Mr. Malik for a bonus payment he did not receive from his prior employer due to the timing of his departure to join the Company.
(2)	The amounts shown in this column represent the aggregate grant date fair value of restricted stock awards and time- and performance-based restricted stock unit awards granted under the Company’s 2014 Stock Incentive Plan in accordance with FASB ASC Topic 718, Stock Compensation, or ASC 718. The aggregate grant date fair values for the 2015 performance-based restricted stock units (PRSUs) assume the target level of performance conditions are attained. Assuming the highest level of performance conditions are achieved for the PRSUs, the aggregate grant date value for stock awards granted in 2015 would be $1,060,537, $314,154, and $385,391 for Messrs. Bachmann, Power, and Malik, respectively. Please refer to Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions used to calculate these amounts.
(3)	Represents the grant date fair value of options granted in connection with the Company’s initial public offering under the Company’s 2014 Stock Incentive Plan in accordance with ASC 718. Please refer to Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions used to calculate these amounts.
(4)	For 2014 and 2015, each of our NEOs was eligible to earn a cash performance bonus, which is described in further detail below. In addition, for 2015, each of our NEOs earned payments under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, a cash incentive plan maintained by our former majority stockholder and described in further detail below. The aggregate amount set forth in this column for Mr. Bachmann for 2015 includes amounts of $350,000 and $160,000 to which Mr. Bachman was entitled under the Long Term Incentive Plan in connection with the Company’s May 2015 and September 2015 secondary public offering and related share repurchase transactions, respectively, but which Mr. Bachmann did not receive and requested be paid to other key employees.
(5)	The amounts in this column represent the sum of automobile allowances, basic and executive supplementary life insurance premiums, and Company matching contributions to defined contribution plans, in each case paid on behalf of the NEOs during 2015 and 2014. In addition, the amounts reported for 2015 include estimated additional Company contributions to our defined contribution plan related to services performed in 2015, but which amounts will not be finalized and contributed to participant accounts until March of 2016.

Narrative Disclosure to the Summary Compensation Table

Base Salary

Mr. Bachmann entered into a new employment agreement with the Company effective as of March 24, 2015. Pursuant to this employment agreement, Mr. Bachmann’s base salary for 2015 was increased from $325,000 to $425,000. This increased base salary reflected Mr. Bachmann’s expanded role and duties as President and Chief Executive Officer of the Company following the death of our former Chief Executive Officer, Isaac Preston, on November 25, 2014. Mr. Bachmann’s salary is subject to review from time to time as determined by our board of directors or a committee thereof and may be subject to future change.

Messrs. Power’s and Malik’s base salaries are determined on an annual basis, taking into account the NEO’s position and responsibilities, the pay range for individuals in similar positions and having similar responsibilities within the Company, the compensation practices of similar companies in our sector and market and the NEO’s previous base salary. The Company has not entered into employment agreements with Messrs. Power or Malik. Following review by our compensation committee, both Messrs. Power and Malik received a 3% increase to their base salary for 2015 in recognition of their good performance and, in the case of Mr. Malik, to help align his salary with the pay levels of similar executives in the Company’s sector.

Incentive Compensation

Annual Cash Incentives

Each of our named executive officers was eligible to earn an annual cash incentive bonus for 2015, and Messrs. Bachmann and Power for 2014, based upon the achievement of a pre-established EBITDA target set by the compensation committee. Pursuant to his then-current employment agreement, the target amount for Mr. Bachmann’s annual cash performance bonus was set at 75% of his base salary for 2014. Under Mr. Bachmann’s new employment agreement, his target annual cash performance bonus was increased to 100% of base salary for 2015, in recognition of his expanded role as President and Chief Executive Officer. The target annual cash performance bonus amount for Messrs. Power and Malik were each 75% of base salary.

Annual cash incentives are payable under our annual incentive plan based upon achievement of an EBITDA target, which each year is set at a level our compensation committee believes will be attainable, but difficult to achieve, and for certain NEOs, based upon achievement of personal objectives. In 2014, for Messrs. Bachmann and Power, bonuses were payable entirely based upon achievement of the EBITDA target. In 2015, Mr. Bachmann’s bonus was payable entirely based upon achievement of the EBITDA target and Messrs. Power’s and Malik’s bonuses were payable 70% based on achievement of the EBITDA target and 30% based on the achievement of personal objectives. For each of 2014 and 2015, upon achievement of a threshold of 80% and 85%, respectively, of the targeted EBITDA, each executive could receive a 50% payout of the EBITDA component of his bonus. Achievement of 100% of the targeted EBITDA would result in a 100% bonus payout for this component. Achievement of 120% of the targeted EBITDA would result in a maximum bonus payout of 120% of this component. Payouts for EBITDA achieved between these points were interpolated. The EBITDA performance target was designed to be rigorous and difficult for our executive officers to achieve.

For 2014, the Company achieved EBITDA of $115.1 million, which resulted in a payout of 65.1% for Messrs. Bachmann and Power. For 2015, the Company achieved EBITDA of $125.3 million, which resulted in a payout of 72.1% of the EBITDA component of each NEO’s annual bonuses. The compensation committee considered Mr. Power’s successful execution of a number of strategic initiatives, including the development of long-term sourcing strategies and the launch of an energy savings program in determining that the personal objectives component of his annual bonus was achieved at 75% and Mr. Malik’s successful execution of a number of strategic initiatives, including a variety of sales initiatives as well as the development of a customer portal in determining that the personal objectives component of his annual bonus was achieved at 72%.

The actual annual cash incentives paid to each executive, which was $306,425, $150,320 and $124,013 for 2015 for Messrs. Bachmann, Power and Malik, respectively, are included in the “Non-Equity Incentive Plan” column of the Summary Compensation table above.

Equity Incentive Compensation.

In 2014, our NEOs and other executive officers and Company employees received equity awards in connection with the Company’s initial public offering. On February 4, 2014, we granted approximately 142,000 stock options and 75,000 shares of restricted stock based on the initial offering price of $14.00 per share. In connection with those grants, Mr. Bachmann received 15,000 stock options and 5,000 shares of restricted stock and Mr. Power received 7,500 stock options and 5,500 shares of restricted stock.

On March 2, 2015, the Company granted certain employees and independent directors, including the NEOs, Restricted Stock Units (“RSUs”) and RSUs that are subject to certain performance conditions (“PRSUs”). The RSUs granted to each NEO, vest ratably over four years. If earned, PRSUs vest following a one-year holding period on December 31, 2017, with the exact number of PRSUs earned subject to the achievement of certain performance conditions through December 31, 2016. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for 2015 and 2016. In connection with these grants, the NEOs received the following awards of RSUs and PRSUs (at target level): Mr. Bachmann received 16,778 RSUs and 16,778 PRSUs, Mr. Power received 4,970 RSUs and 4,970 PRSUs and Mr. Malik received 6,097 RSUs and 6,097 PRSUs.

Long-Term Incentives Following the Acquisition.

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan, the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan (the “LTIP”). Under the LTIP, participants were granted pool units entitling them, subject to the terms of the LTIP, to a potential cash payout upon a monetization event. LSF8 Gypsum Holdings, L.P., or LSF8, our majority shareholder, maintained, and was obligated for all payments under the LTIP. The LTIP was effective August 30, 2013 and, as described below, reached its maximum payout level following our September 2015 secondary public offering. Therefore, LSF8 will not make any further payments under the LTIP. Each of our NEOs participated in the LTIP.

                Mr. Bachmann was awarded 200,000 pool units under the LTIP, Mr. Power was awarded 100,000 pool units under the LTIP and Mr. Malik, upon joining the Company, was awarded 50,000 pool units under the LTIP. In addition, three other executive officers, including the estate of our former, deceased CEO, Isaac Preston, who are not NEOs for 2015 held an aggregate of 500,000 pool units under the LTIP. The total number of pool units authorized under the LTIP was 1,000,000.

Pool units granted under the LTIP generally only became vested upon the occurrence, prior to August 30, 2018, of a vesting monetization event. The value of a participant’s pool units was determined as of the closing date of each monetization event relative to that participant’s interest in the incentive pool, calculated as the number of vested pool units held by the individual participant, divided by 1,000,000 (the total number of pool units authorized under the LTIP). The amount of profits credited to the incentive pool under the LTIP in connection with a monetization event was based upon the internal rate of return realized upon a monetization event by the Company’s direct and indirect equity holders immediately prior to our initial public offering; provided, however, in no event was more than $35 million, in the aggregate, to be credited to the incentive pool under the LTIP. This $35 million cap was reached with our secondary public offering in September of 2015, and therefore, no future payments will be made under the LTIP. Payments under the LTIP were made in cash as soon as reasonably practicable after the closing of each applicable monetization event. Our initial public offering and our November 2014 secondary offering did not trigger any payouts under the LTIP. However, our March, May and September 2015 secondary public offerings and the related share repurchase transactions in May and September of 2015 did trigger cash payments of an aggregate of $6,999,999, $3,500,000 and $1,750,000 to Messrs. Bachmann, Power and Malik, respectively. Of the aggregate amount to which Mr. Bachmann was entitled under the LTIP, Mr. Bachmann requested that his payments triggered by the May and September 2015 secondary public offerings be reduced by an aggregate amount of $510,000 with the understanding that such amounts would be paid to other key employees.

The amount of profits that were credited to the incentive pool upon each monetization event, subject to the aggregate $35 million cap, is summarized in the table and footnotes below:

Aggregate Cash Distribution Cash Received(1) or Monetization Event Value(2), as Applicable, Required to Achieve Cumulative Internal Rate of Return of:

Percentage of the Incremental Cash Distribution Profit Amount(1)

or Monetization Event Profit Amount(2), as Applicable, to be

Credited as Cash Distribution Participation Amount(1) or

Monetization Event Participation Amount(2), as Applicable(3)

14.99% or less	0.00%
Over 15% up to 17.99%	1.25% of excess over 0%
Over 18% up to 20.99%	2.75% of excess over 18%
Over 21% up to 24.99%	4.50% of excess over 21%
Over 25% up to 29.99%	6.75% of excess over 25%
Over 30% up to 34.99%	7.75% of excess over 30%
Over 35% up to 39.99%	9.00% of excess over 35%
Over 40% up to 44.99%	11.25% of excess over 40%
Over 45%	14.50% of excess over 45%**

(1)	Upon a monetization event that was a cash distribution (as defined under below) that occurred prior to any of the other types of monetization events, the incentive pool was to be credited with an amount equal to the Cash Distribution Participation Amount. The “Cash Distribution Participation Amount” is a portion of the excess of:

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

To determine such portion, LSF8 was to calculate a cumulative internal rate of return (“Cumulative Internal Rate of Return”) with respect to the Cash Distribution Cash Received in such current cash distribution and all prior cash distributions (the “Aggregate Cash Distribution Cash Received”). However, the incentive pool would not be credited with any amounts unless and until the Cumulative Internal Rate of Return equaled or exceeded 15%. Once the Cumulative Internal Rate of Return equaled or exceeded 15%, the Cash Distribution Participation Amount or Monetization Event Participation Amount, as applicable, would be determined pursuant to the table above.

(2)	Upon a monetization event other than a cash distribution, the incentive pool was to be credited with the Monetization Event Participation Amount. The “Monetization Event Participation Amount” was a portion of the excess of:

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

To determine such portion, LSF8 calculated a Cumulative Internal Rate of Return with respect to the Monetization Event Value Received and the Aggregate Cash Distribution Cash Received (the “Aggregate Monetization Event Value”). However, the incentive pool would not be credited with any amounts unless and until the Cumulative Internal Rate of Return equaled or exceeded 15%. Once the Cumulative Internal Rate of Return equaled or exceeded 15% then, the Cash Distribution Participation Amount or Monetization Event Participation Amount, as applicable, would be determined pursuant to the table above.

In addition, in the event the Cumulative Internal Rate of Return was greater than or equal to 25%, the aggregate amount credited as Monetization Event Participation Amount would not be less than $85,000,000.

(3)	The percentage in the right-hand column in any particular row of the table was applied only to the portion of the Cash Distribution Profit Amount or Monetization Event Profit Amount, as applicable, attributable to the incremental Cumulative Internal Rate of Return reflected in the left-hand column of such row.

Generally, for purposes of the LTIP, a monetization event occurred if and when:

•	LSF8 or the Company was converted, merged, consolidated or reorganized into or with another corporation or other legal person and, immediately after such conversion, merger, consolidation, or reorganization, less than a majority of the combined voting power of the then-outstanding equity securities of such corporation or other legal person immediately after such transaction were held in the aggregate by the holders of voting securities of LSF8 immediately prior to such transaction;

•	the equityholders of LSF8 sold, transferred or exchanged more than 50% of the combined voting power of the then-outstanding equity securities of LSF8 or the Company to an unrelated third party, or (B) LSF8 or its subsidiaries sold, transferred or exchanged more than 50% in value of their aggregate assets to any other entity or other legal person, and less than a majority of the combined voting power of the then outstanding equity securities of such entity or person immediately after such sale were held in the aggregate by the holders of voting securities of LSF8 immediately prior to such sale;

•	a firm commitment underwritten public offering occurred that was registered under the Securities Act of 1933, as amended, of the equity interests of LSF8, the Company, another subsidiary of LSF8 or a respective successor entity where either (A) the members’ interest in the voting securities of LSF8, a subsidiary or a respective successor entity, as applicable, was reduced to below 50% as a result of such public offering or (B) LSF8 determined, in its sole and absolute discretion, that such public offering constituted a monetization event for purposes of the LTIP; or

•	LSF8 paid dividends or distributions (whether pursuant to a regular dividend, extraordinary dividend, non-dividend distribution, redemption, recapitalization, or otherwise) (a “cash distribution”).

In turn, a vesting monetization event was any of the events described in the subsections above (i) that was not a cash distribution, or (ii) that was a cash distribution, provided that at the time of such event, the Cumulative Internal Rate of Return of the Company’s direct and indirect equity holders as of immediately prior to our initial public offering was at least 15% and, when combined with any prior monetization event, results in a return to such direct and indirect equity holders of the Company of at least their beginning equity value.

Retirement Plans

We maintain a tax qualified 401(k) defined contribution plan (the “401(k)”) plan, for the benefit of our employees. Under the 401(k) plan, employees (including the current NEOs) are permitted to elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. We are also permitted to make contributions up to the legally prescribed limits on behalf of all eligible employees to the 401(k) plan, which are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

Termination, Severance and Change in Control Arrangements

Executive Severance and Change in Control Plan

On November 3, 2015, we implemented the Continental Building Products, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”), in which certain of our executives, including each NEO, is eligible to participate. The Severance Plan has an initial term of two years.

Under the Severance Plan, in the event that an executive is terminated without Cause or resigns for Good Reason (in each case, as defined in the Severance Plan) in connection with and within six months prior to or 24 months following a Change in Control (as defined in the Severance Plan), the executive will be entitled to receive: (1) payment of any accrued obligations, including any bonus earned with respect to any period which ended prior to the date of termination, (2) a severance payment equal to 100% (or 200% in the case of Mr. Bachmann) of the sum of the executive’s then current annual base salary and annual target bonus opportunity, (3) payment of a pro-rated annual bonus for the year that includes the date of termination, based on actual performance, (4) continued life, disability, medical, dental and vision benefits for the executive and his eligible dependents for 12 months (or for 24 months for Mr. Bachmann) or until such time as the executive becomes reemployed with another employer and eligible to receive group health plan coverage from such employer (or reimbursement for such coverage, if such cannot be provided), and (5) if such awards are not adequately replaced (as described in the Severance Plan), accelerated vesting of all outstanding equity awards, with unearned performance awards deemed earned at target level. All payments are generally to be made within 30 days of the date of termination, except the pro-rated annual bonus which is payable at the same time annual bonuses are paid to other senior executives of the Company. All payments under the Severance Plan are subject to reduction in the event that such payments, which combined with all other payments and benefits to be provided to the executive, would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, and the net after tax-amount to be received by the executive would be less than had the payments been reduced so as to avoid imposition of the excise tax.

In the event that an executive is terminated without Cause or resigns for Good Reason not in connection with a Change in Control (or not within six months prior to or 24 months following a Change in Control), the executive will be entitled to receive: (1) payment of any accrued obligations, including any bonus earned with respect to any period which ended prior to the date of termination, (2) severance payments over 12 months (or 24 months in the case of Mr. Bachmann) in an aggregate amount equal to 100% (or 200% in the case of Mr. Bachmann) of such executive’s then current annual base salary, (3) payment of a pro-rated annual bonus for the year that includes the date of termination, based on actual performance, (4) continued life, disability, medical, dental and vision benefits for the executive and his eligible dependents for 12 months (or for 24 months for Mr. Bachmann) or until such time as the executive becomes reemployed with another employer and eligible to receive group health plan coverage from such employer (or reimbursement for such coverage, if such cannot be provided), and (5) pro-rata vesting of all outstanding stock options and stock appreciation rights based on the number of days the executive was employed during the vesting period over the total number of days in the vesting period, forfeiture of all unvested shares of restricted stock and RSUs, and pro-rata vesting of any unearned performance awards based on the number of days the executive was employed during the performance period over the total number of days in the performance period and actual performance through the completion of the performance cycle.

Any payments under the Severance Plan are conditioned upon (1) the executive’s execution of a separation agreement in a form and substance provided by the Company, including a general release of claims, and (2) the executive’s compliance with confidentiality, non-competition, non-solicitation, intellectual property and non-disparagement covenants contained in the Severance Plan. Any payments made under the Severance Plan are also subject to the Company’s recoupment policy and will be offset by any severance amounts due to an individual under any employment agreement, including Mr. Bachmann’s employment agreement described below.

Mr. James Bachmann Employment Agreement

Pursuant to his new employment agreement, in the event that Mr. Bachmann’s employment is terminated by the Company without Cause or he resigns for Good Reason (in each case, as defined in such agreement), then subject to his execution and non-revocation of a waiver and general release of claims in a form provided by the Company and his compliance with the confidentiality, non-compete, non-solicitation and non-disparagement restrictive covenants contained in his employment agreement, he would be entitled to any accrued payments or benefits, continued payment of his base salary for a period of 24 months, and payment of a pro-rata annual cash performance bonus for the period of the year that Mr. Bachmann was employed by the Company. As noted above, such payments will reduce any amounts owed to Mr. Bachman under the Severance Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards made to the NEOs under the Company’s 2014 Stock Incentive Plan as of December 31, 2015.

	Option Awards (1)				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
James Bachmann	3,750	11,250	14.00	2/4/2024	3,750 16,778	(3) (4)	64,475 292,944	16,778	(5)	292,944
Timothy Power	1,875	5,625	14.00	2/4/2024	4,125 4,970	(3) (4)	72,023 86,776	4,970	(5)	86,776
Muhammad Shahbaz Malik	—	—	—	—	6,097	(3)	106,454	6,097	(5)	106,454

(1)	All stock options were granted on February 4, 2014 in connection with the Company’s Initial Public Offering. All awards vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(2)	The market value of outstanding awards of restricted stock, RSUs and PRSUs is computed by using the closing price of a share of the Company’s common stock on December 31, 2015, which was $17.46, and for PRSUs, assumes achievement of the target level of performance conditions.
(3)	Award of restricted stock was granted on February 4, 2014 in connection with the Company’s Initial Public Offering and vests in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(4)	Award of RSUs was granted on March 2, 2015 and vests in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(5)	Award of PRSUs was granted on March 2, 2015 and vests on December 31, 2017, with the exact number of PRSUs earned subject to the achievement of certain performance conditions through December 31, 2016. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for 2015 and 2016.

Director Compensation

Each of our independent directors receives an annual retainer of $50,000 per year, with an additional $2,500 annual fee for service as the chairman of the board or as chairperson of a committee of the board other than the chair of the Audit Committee, who receives an annual fee of $5,000 per year. In addition, we pay our independent directors a fee of $1,500 for each meeting attended in person or telephonically. Independent directors also receive an annual equity grant with a target value of $29,400 for 2014 and $43,200 for 2015. Cash fees are paid quarterly in arrears. Directors who are also members of management or affiliated with Lone Star are not separately compensated for their services as a director.

The table below sets forth the compensation paid (or credited) to each of the Company’s non-management directors during 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Edward Bosowski	72,250	53,244	125,494
Michael O. Moore	73,000	53,244	126,244
Jack Sweeny	67,750	53,244	120,994

(1)	Represents the aggregate grant date fair value of restricted stock awards granted on March 2, 2015 under the 2014 Stock Incentive Plan in accordance with ASC 718. Please refer to Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions used to calculate these amounts. Mr. Sweeny held an aggregate of 3,152 shares of restricted stock and RSUs and 2,500 stock options, Mr. Bosowski held an aggregate of 3,152 shares of restricted stock and RSUs and 2,500 stock options, and Moore each held an aggregate of 3,152 shares of restricted stock and RSUs and 2,500 stock options, each at December 31, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2015, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under the 2014 Stock Incentive Plan and the Continental Building Products, Inc. Employee Stock Purchase Plan (the “ESPP), our only equity compensation plans. The ESPP provides for the sale of up to a maximum of 600,000 shares of Company common stock to plan participants. Shares issued under the ESPP will reduce, on a share-for-share basis, the number of shares of Company common stock available for issuance pursuant to our 2014 Stock Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights .	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
	(a)	(b)
Equity compensation plans approved by security holders	77,369	$14.00	1,309,781
Equity compensation plans not approved by security	—	—	—
Total	77,369	$14.00	1,309,781

Security Ownership

The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 23, 2016 by (1) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of February 23, 2016 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o Continental Building Products, Inc., 12950 Worldgate Drive, Suite 700, Herndon, Virginia 20170.

	Shares of common stock beneficially owned as of February 17, 2017
Name of Beneficial Owner	Shares of common stock	Percentage of Total Outstanding Common Stock (%)
5% Stockholder
LSF8 Gypsum Holdings, L.P. (1)	6,006,803	14.4%
Capital World Investors (2)	3,035,700	7.3%
BlackRock, Inc. (3)	2,821,547	6.8%
The Vanguard Group (4)	2,459,517	5.9%
Named Executive Officers
James Bachmann (5)	23,432	*
Timothy Power (6)	14,250	*
Muhammad S. Malik (7)	—	*
Directors
Bradley P. Boggess (7)	—	—
Edward Bosowski (8)	2,084	*
Kevin Barner (9)	—	—
Michael O. Moore (10)	2,084	*
Chadwick S. Suss	—	—
Jack Sweeny (11)	2,085	*
Kyle S. Volluz (12)	—	—
Grant Wilbeck (13)	—	—
All current directors and executive officers as a group (15 persons) (14)	64,435	*

*	Represents less than one percent.
(1)	LSF8 Gypsum Holdings, L.P., a Delaware limited partnership is controlled by LSF VIII International Finance, L.P., a Bermuda limited partnership, which is controlled by its general partner, Lone Star Partners VIII, L.P., a Bermuda limited partnership, which is controlled by its general partner Lone Star Management Co. VIII, Ltd., a Bermuda exempted limited company, which is controlled by its sole owner (shareholder) John P. Grayken. The address for all of these persons, other than LSF VIII International Finance, L.P., Lone Star Partners VIII, L.P., Lone Star Management Co. VIII, Ltd. and Mr. Grayken, is 2711 North Haskell Avenue, Suite 1700, Dallas, Texas 75204. The address for LSF VIII International Finance, L.P., Lone Star Partners VIII, L.P. and Lone Star Management Co. VIII, Ltd. is Washington Mall, Suite 304, Third Floor, 7 Reid Street, Hamilton HM 11, Bermuda. The address for Mr. Grayken is Pyrford Court, Pyrford Common Road, Woking, Surrey, GU22 8UB, England, United Kingdom.
(2)	The information regarding the beneficial ownership of Capital World Investors is based on the Schedule 13G filed with the SEC thereby on February 12, 2016. The address for Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071.
(3)	The information regarding the beneficial ownership of BlackRock, Inc. is based on the Schedule 13G filed with the SEC thereby on January 28, 2016. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4)	The information regarding the beneficial ownership of The Vanguard Group is based on the Schedule 13G filed with the SEC thereby on February 10, 2016. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.
(5)	Includes 7,500 options to purchase shares of Company common stock that were exercisable as of February 23, 2016.
(6)	Includes 3,750 options to purchase shares of Company common stock that were exercisable as of February 23, 2016.
(7)	Mr. Boggess owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(8)	Includes 1,250 options to purchase shares of Company common stock that were exercisable as of February 23, 2016.

(9)	Mr. Barner owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(10)	Includes 1,250 options to purchase shares of Company common stock that were exercisable as of February 23, 2016.
(11)	Includes 1,250 options to purchase shares of Company common stock that were exercisable as of February 23, 2016.
(12)	Mr. Volluz owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(13)	Mr. Wilbeck owns interests in entities which own indirect non-controlling interests in LSF8 Gypsum Holdings, L.P.’s parent company and therefore expressly disclaims any beneficial ownership of interests in LSF8 Gypsum Holdings, L.P. or our common stock owned by LSF8 Gypsum Holdings, L.P.
(14)	Includes 20,625 options to purchase shares of Company common stock that were exercisable as of February 23, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

For as long as Lone Star and its affiliates continue to beneficially own substantial shares of our common stock, they will be able to meaningfully influence matters brought before stockholders for approval, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Applicable NYSE transition rules allow Lone Star to maintain a majority on our board of directors until the first anniversary of the date Lone Star ceased to be a controlling shareholder, or March 18, 2016.

Registration Rights Agreement

We entered into a registration rights agreement with Lone Star in connection with our initial public offering. The terms of the registration rights agreement include provisions for demand registration rights and piggyback registration rights in favor of Lone Star. The registration rights agreement does not provide for the payment of any consideration by us to Lone Star if a registration statement for the resale of shares of common stock held by Lone Star is not declared effective or if the effectiveness is not maintained. All shares of our common stock held by Lone Star are registered on a shelf registration statement on Form S-3 filed pursuant to the registration rights agreement and which was declared effective by the SEC on March 6, 2015. In 2015, we paid approximately $0.9 million in fees and expenses related to the March, May and September 2015 secondary public offerings effected pursuant to the registration rights agreement.

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

	2015	2014
Audit fees	$1,361,465	$940,000
Audit related fees	38,590	—
Tax fees	20,000	61,300
All other fees	—	88,000

Total	$1,420,055	$1,089,300

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

Audit Related Fees — Consist of fees for professional services provided in connection with the audit of the Company’s 401(k) benefit plan.

All Other Fees — Consist of fees for professional services provided in connection with the Company’s implementation of a new information technology system.

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

Signature	Title	Date

/s/ James Bachmann James Bachmann	President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2016

/s/ Dennis Schemm Dennis Schemm	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2016

/s/ Dennis Romps Dennis Romps	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2016

/s/ Bradley P. Boggess Bradley P. Boggess	Chairman of the Board, Director	February 23, 2016

/s/ Kevin J. Barner Kevin J. Barner	Director	February 23, 2016

/s/ Edward Bosowski Edward Bosowski	Director	February 23, 2016

/s/ Michael O. Moore Michael O. Moore	Director	February 23, 2016

/s/ Chadwick S. Suss Chadwick S. Suss	Director	February 23, 2016

/s/ Jack Sweeny Jack Sweeny	Director	February 23, 2016

/s/ Kyle S. Volluz Kyle S. Volluz	Director	February 23, 2016

/s/ Grant Wilbeck Grant Wilbeck	Director	February 23, 2016

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.

(a)	3. Exhibits

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of June 24, 2013, by and between Lafarge North America Inc. and Lone Star U.S. Acquisitions, LLC.	(b)

2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 28, 2013, by and between Lafarge North America Inc., Lone Star U.S. Acquisitions, LLC, Continental Building Products, LLC, Continental Silver Grove, LLC, Continental Palatka, LLC and Continental Buchanan, LLC.	(b)

2.3	Amendment No. 2 to Asset Purchase Agreement, dated as of August 29, 2013, by and between Lafarge North America Inc., Lone Star U.S. Acquisitions, LLC, Continental Building Products, LLC, Continental Silver Grove, LLC, Continental Palatka, LLC and Continental Buchanan, LLC.	(b)

3.1	Certificate of Incorporation of the Company.	(c)

3.2	Bylaws of the Company	(b)

4.1	Form of Registration Rights Agreement between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P.	(b)

10.1	Asset Advisory Agreement by and between Hudson Americas LLC, Continental Building Products, Inc. and Lone Star Fund VIII (U.S.), L.P., effective as of August 30, 2013.	(b)

10.2^	Synthetic Gypsum Supply Agreement dated as of December 11, 2007 between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.3^	Amended and Restated Gypsum Contract dated as of June 8, 2005 between The Cincinnati Gas & Electric Company (an operating owner of the Miami Fort Generating Station) and Lafarge North America, Inc.	(b)

10.4^	Gypsum Contract dated as of December 29, 1998 among Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), The Dayton Power and Light Company, Columbus Southern Power Company (each an owner of the Wm. H. Zimmer Generating Station) and Lafarge North America Inc. (formerly known as Lafarge Corporation).	(b)

10.5^	Synthetic Gypsum Supply Agreement dated as of December 11, 2007 between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.6^	Gypsum Contract dated as of August 9, 1999 between Seminole Electric Cooperative, Inc. and Lafarge North America Inc.	(b)

10.7^	Paper Supply Agreement dated as of February 18, 2000 between Seven Hills Paperboard, LLC and Lafarge North America Inc. (formerly known as Lafarge Corporation).	(b)

10.8	Continental Building Products, Inc. 2014 Stock Incentive Plan.	(c)

10.9#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Unit Award.	(a)

Exhibit No.	Description of Exhibit

10.10#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Award.	(a)

10.11#	Form of Grant Notice for 2014 Stock Incentive Plan Nonqualified Stock Options.	(a)

10.12#	Form of Grant Notice for 2014 Stock Incentive Plan Incentive Stock Options.	(a)

10.13	Termination Agreement, dated as of December 20, 2013, by and between Hudson Americas LLC, Continental Building Products, Inc. and Lone Star Fund VIII (U.S.), L.P.	(b)

10.14	First Lien Credit Agreement, dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, Continental Building Products Canada Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent.	(b)

10.15	Incremental Assumption Agreement and Amendment No. 1, dated as of December 2, 2013, to the First Lien Credit Agreement dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, Continental Building Products Canada Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent.	(b)

10.16	Second Lien Credit Agreement, dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent, as amended on December 2, 2013.	(b)

10.17	Incremental Assumption Agreement and Amendment No. 1, dated as of December 2, 2013, to the Second Lien Credit Agreement dated as of August 30, 2013, by and among LSF8 Gypsum Holdings Company, LLC, Continental Building Products LLC, Continental Building Products Canada Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and Royal Bank of Canada, as Syndication Agent.	(b)

10.18#	Form of Indemnification Agreement for officers and directors	(b)

10.19^	First Amendment to Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America Inc., effective as of February 16, 2009.	(b)

10.20	Assignment and Assumption Agreement, dated as of May 10, 2010, by and between Synthetic Materials, LLC and Mirant Mid-Atlantic, LLC, assigning the Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.21^	Letter of Understanding, dated January 4, 2010, by and between Duke Energy Corporation and Lafarge North America, Inc. revising the Amended and Restated Gypsum Contract, dated as of June 8, 2005, by and between The Cincinnati Gas & Electric Company (operating owner of the Miami Fort Generating Station) and Lafarge North America Inc.	(b)

10.22^	December 2009 Amendment to Gypsum Contract, dated as of December 29, 1998, by and among Duke Energy Ohio, Inc. (formerly known as The Cincinnati Gas & Electric Company), The Dayton Power and Light Company and Columbus Southern Power Company (each an owner of the Wm. H. Zimmer Generating Station) and Lafarge North America, Inc. (formerly known as Lafarge Corporation), effective December 22, 2009.	(b)

10.23^	Process for Managing Surplus Gypsum, dated as of December 3, 2010, by and between Duke Energy Ohio and Lafarge North America, Inc.	(b)

Exhibit No.	Description of Exhibit

10.24^	Amendment No. 1 to Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America, Inc., effective as of December 22, 2008.	(b)

10.25^	Amendment One to Gypsum Contract, dated as of August 9, 1999, by and between Seminole Electric Cooperative, Inc. and Lafarge North America, Inc. (formerly known as Lafarge Corporation), effective December 11, 2008.	(b)

10.26#	Employment Agreement, dated as of March 24, 2015, by and between Continental Building Products, Inc. and James Bachmann.	(d)

10.27#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Unit Award.	(d)

10.28#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Award.	(d)

10.29#	Form of Grant Notice for 2014 Stock Incentive Plan Nonqualified Stock Options.	(d)

10.30#	Form of Grant Notice for 2014 Stock Incentive Plan Incentive Stock Options.	(d)

10.31#	Form of Grant Notice for 2014 Stock Incentive Plan Performance-Based Restricted Stock Units.	(d)

10.32#	Amendment No. 1 to Continental Building Products, Inc. 2014 Stock Incentive Plan.	(d)

10.33	Stock Purchase Agreement by and between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P. dated May 11, 2015.	(e)

10.34#	Continental Building Products, Inc. Employee Stock Purchase Plan.	(e)

10.35	Stock Purchase Agreement by and between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P. dated September 10, 2015.	(f)

10.36#	Continental Building Products, Inc. Executive Severance and Change of Control Plan.	(f)

21.1	List of Subsidiaries of the Company.	*

23.1	Consent of Ernst & Young LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
^	Certain portions of this exhibit have been redacted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(a)	Previously filed on December 24, 2013 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.
(b)	Previously filed on January 10, 2014 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.
(d)	Previously filed on May 6, 2015 as an exhibit to the Company’s Quarterly Report on 10-Q and incorporated herein by reference.
(e)	Previously filed on August 6, 2015 as an exhibit to the Company’s Quarterly Report on 10-Q and incorporated herein by reference.
(f)	Previously filed on November 5, 2015 as an exhibit to the Company’s Quarterly Report on 10-Q and incorporated herein by reference.