Form 10-Q
period 2016-03-31
Continental Building Products, Inc.
filed 2016-05-10
CIK 1592480

As filed with the Securities and Exchange Commission on May 10, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number: 001-36293

CONTINENTAL BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
Delaware	61-1718923
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)
12950 Worldgate Drive, Suite 700, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)
(703) 480-3800
(Registrant's telephone number, including the area code)

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
Yes    ☐    No    ☒

As of May 6, 2016, the registrant had outstanding 40,733,789 shares of the registrant’s common stock, which amount excludes 3,446,208 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except share data and per share amounts)
Net Sales	$111,485	$92,176
Costs, expenses and other income:
Cost of goods sold	79,955	71,675
Selling and administrative	8,960	8,428
Long Term Incentive Plan funded by Lone Star	—	4,171
Total costs and operating expenses	88,915	84,274
Operating income	22,570	7,902
Other income/(expense), net	154	(448)
Interest expense, net	(3,698)	(4,221)
Income before (losses)/earnings from equity method investment and provision for income tax	19,026	3,233
(Losses)/earnings from equity method investment	(195)	59
Income before provision for income taxes	18,831	3,292
Provision for income taxes	(6,330)	(1,272)
Net income	$12,501	$2,020

Net income per share:
Basic	$0.30	$0.05
Diluted	$0.30	$0.05
Weighted average shares outstanding:
Basic	41,524,294	44,076,513
Diluted	41,539,767	44,092,900
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net income	$12,501	$2,020
Foreign currency translation adjustment	1,107	(1,563)
(Loss)/gain on derivatives qualifying as cash flow hedges, net of tax	(175)	93
Other comprehensive income/(loss)	932	(1,470)
Comprehensive income	$13,433	$550
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Assets:
Cash	$4,822	$14,729
Receivables, net	43,395	35,812
Inventories	25,311	27,080
Prepaid and other current assets	5,507	6,448
Total current assets	79,035	84,069
Property, plant and equipment, net	319,126	326,407
Customer relationships and other intangibles, net	91,836	94,835
Goodwill	119,945	119,945
Equity method investment	9,022	9,262
Debt issuance costs	382	450
Total Assets	$619,346	$634,968
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$20,999	$22,788
Accrued and other liabilities	11,372	12,334
Total current liabilities	32,371	35,122
Deferred taxes and other long-term liabilities	12,395	12,537
Notes payable, non-current portion	277,048	286,543
Total liabilities	321,814	334,202
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,177,596 and 44,145,080 shares issued at March 31, 2016 and December 31, 2015, respectively; 40,731,388 and 41,750,031 shares outstanding at March 31, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	320,176	319,817
Less: Treasury stock	(65,505)	(48,479)
Accumulated other comprehensive loss	(4,409)	(5,341)
Accumulated earnings	47,226	34,725
Total equity	297,532	300,766
Total liabilities and equity	$619,346	$634,968
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$12,501	$2,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,946	13,129
Bad debt expense/(recovery)	53	(175)
Amortization of debt issuance costs and debt discount	572	547
Loss on disposal of property, plant and equipment	7	42
Losses/(earnings) from equity method investment	195	(59)
Share based compensation	346	146
Deferred taxes	92	366
Change in assets and liabilities:
Receivables	(7,602)	2,171
Inventories	1,941	(3,540)
Prepaid expenses and other current assets	705	962
Accounts payable	(2,750)	(1,963)
Accrued and other current liabilities	(984)	(3,479)
Other long term liabilities	(181)	(45)
Net cash provided by operating activities	16,841	10,122
Cash flows from investing activities:
Capital expenditures	(101)	(721)
Software purchased or developed	(166)	(296)
Capital contributions to equity method investment	(97)	—
Distributions from equity method investment	142	214
Net cash used in investing activities	(222)	(803)
Cash flows from financing activities:
Capital contribution from Lone Star Funds	—	4,171
Proceeds from exercise of stock options	13	—
Principal payments for First Lien Credit Agreement	(10,000)	(10,000)
Payments to repurchase common stock	(17,026)	—
Net cash used in financing activities	(27,013)	(5,829)
Effect of foreign exchange rates on cash and cash equivalents	487	(612)
Net change in cash and cash equivalents	(9,907)	2,878
Cash, beginning of period	14,729	15,627
Cash, end of period	$4,822	$18,505
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Notes to the Unaudited Consolidated Financial Statements
1. BACKGROUND AND NATURE OF OPERATIONS
Description of Business
Continental Building Products, Inc. (“CBP”, the “Company”) is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) further described below, the Company had no operating activity.
The Company manufactures gypsum wallboard related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.
The Acquisition
On June 24, 2013, Lone Star Fund VIII (U.S.), L.P., (along with its affiliates and associates, but excluding the Company and companies that it owns as a result of its investment activity, “Lone Star”), entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the “Acquisition”) in cash. The closing of the Acquisition occurred on August 30, 2013.
Initial Public Offering
On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock at an offering price of $14.00 per share (the “Initial Public Offering). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star. The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 12,Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol “CBPX”.
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
On March 18, 2016, LSF8 sold its remaining 5,106,803 shares of the Company’s common stock at a price per share of $16.10. Following the March 18, 2016 transaction and the concurrent repurchase by the Company of 900,000 shares of Company’s common stock from LSF8, neither LSF8 nor any other affiliate of Lone Star held any shares of Company common stock. (See Note 15, Treasury Stock).
2. SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
The accompanying consolidated financial statements for CBP have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
(b) Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods presented.
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Seasonal changes and other conditions can affect the sales volumes of the Company’s products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.
The financial statements should be read in conjunction with CBP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year then ended (the “2015 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements.
(c) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. Early application is permitted as of the original effective date on December 15, 2016. The Company is currently evaluating ASU 2014-9 to determine its impact on its consolidated financial statements and disclosures.
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
In April 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company adopted ASU 2015-3 in this quarterly report. Upon adoption, the guidance was applied retroactively to all periods presented in the financial statements, therefore, prior period adjustments were made to the December 31, 2015 balance sheet items and related footnotes. The effect of these adjustments was to reduce prepaid and other current asset by $1.6 million, reduce debt issuance costs by $6.5 million and reduce notes payable by $8.1 million. The adoption did not have a material impact on the Company’s results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02.

3. RECEIVABLES, NET

F3: Detail of Receivables, Net
	March 31, 2016	December 31, 2015
	(in thousands)
Trade receivables, gross	$45,405	$37,800
Allowance for cash discounts and doubtful accounts	(2,010)	(1,988)
Receivables, net	$43,395	$35,812
4. INVENTORIES

F4: Composition of Inventories
	March 31, 2016	December 31, 2015
	(in thousands)
Finished products	$6,280	$5,454
Raw materials	11,908	14,557
Supplies and other	7,123	7,069
Inventories	$25,311	$27,080
5. PROPERTY, PLANT AND EQUIPMENT, NET

F5: Property, Plant and Equipment Details
	March 31, 2016	December 31, 2015
	(in thousands)
Land	$12,927	$12,925
Buildings	112,188	112,121
Plant machinery	273,219	272,613
Mobile equipment	5,208	3,837
Construction in progress	5,845	6,812
Property, plant and equipment, at cost	409,387	408,308
Accumulated depreciation	(90,261)	(81,901)
Total property, plant and equipment, net	$319,126	$326,407
Depreciation expense was $8.4 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively.

6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

F6: Details of Customer Relationships and Other Intangibles, Net
	March 31, 2016	December 31, 2015
	(in thousands)
Customer relationships	$116,495	$116,073
Purchased and internally developed software	5,472	5,284
Trademarks	14,812	14,759
Customer relationships and other intangibles, at cost	136,779	136,116
Accumulated amortization	(44,943)	(41,281)
Customer relationships and other intangibles, net	$91,836	$94,835
Amortization expense was $3.5 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.
Amortization of customer relationships is done over a 15 year period using an accelerated method that reflects the expected future cash flows from the acquired customer-list intangible asset. Trademarks are amortized over a straight-line basis over the estimated useful life of 15 years.
Software development costs are amortized over a 3 year life with the expense recorded in selling and administrative expense. Amortization expense related to capitalized software was $0.4 million for both the three months ended March 31, 2016 and 2015.
7. ACCRUED AND OTHER LIABILITIES

F7: Details of Accrued and Other Liabilities
	March 31, 2016	December 31, 2015
	(in thousands)
Employee-related costs	$3,113	$7,621
Income taxes	5,232	2,482
Other taxes	739	508
Other	2,288	1,723
Accrued and other liabilities	$11,372	$12,334
8. INCOME TAXES
The Company’s annual estimated effective tax rate is approximately 33.8%. The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.

9. COMMITMENTS AND CONTINGENCIES
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three months ended March 31, 2016 and 2015 was $1.0 million and $1.1 million, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $17.5 million and $16.7 million for the three months ended March 31, 2016 and 2015, respectively.

F9: Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments by Year
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
April 1, 2016 through December 31, 2016	$1,171	$27,483
2017	1,183	30,879
2018	616	29,463
2019	1,494	19,870
2020	—	14,185
2021	—	3,232
Thereafter	—	27,173
Total	$4,464	$152,285
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of both March 31, 2016 and December 31, 2015, the Company had outstanding letters of credit of approximately $3.0 million.
In March 2015, a group of homebuilders commenced a lawsuit against the Company and other U.S. wallboard manufacturers, which was amended in October 2015, alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The amended complaint, as further amended in December 2015 and March 2016, also alleges that the manufacturers agreed to abolish the use of “job quotes” and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The Company denies any wrongdoing of the type alleged in the amended complaint and believes that it has meritorious defenses to the allegations and will vigorously defend itself in this case. The case has been transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2016 and December 31, 2015, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
10. RELATED PARTY TRANSACTIONS
LTIP Payments
In connection with the March, May and September 2015 secondary public offerings and concurrent May and September 2015 stock repurchases, certain officers of the Company and the estate of the Company’s former CEO earned incentive payments in the aggregate amount of approximately $29.9 million under the LSF8 Gypsum Holdings, L.P. Long-Term Incentive Plan ("LTIP"). LSF8 was responsible for funding any payments under the LTIP, including those referenced above. As these payments arose out of employment with the Company, the Company recognizes the payments made to the officers and the estate as an expense. The funding of the LTIP payments by LSF8 is recorded as additional paid-in capital. The $29.9 million in LTIP payments were recorded as an expense to the Company, that will also be tax deductible, and capital contributions by LSF8 in the first, second and third quarters of fiscal 2015. No further payments will be made under the LTIP.
Other
The Company sold products to a customer that, for a portion of the second half of 2015 and a portion of the first quarter of 2016, was affiliated with one of our stockholders. During the three months ended March 31, 2016, we sold an aggregate amount of $8.4 million of products to the customer. As of December 31, 2015, $4.0 million was due from the customer. As of March 31, 2016, this customer was not a related party.
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
Paperboard purchased from Seven Hills was $11.8 million and $11.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had certain purchase commitments for paper totaling $39.6 million through 2019.
12. DEBT

F12.1: Details of Debt
	March 31, 2016	December 31, 2015
	(in thousands)
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at March 31, 2016 and December 31, 2015	$286,988	$296,988
Less: Original issue discount (net of amortization)	(2,256)	(2,372)
Less: Debt issuance costs	(7,684)	(8,073)
Total debt	277,048	286,543
Less: Current portion of long-term debt	—	—
Long-term debt	$277,048	$286,543
In connection with the Acquisition, the Company purchased certain assets from Lafarge N.A. with cash. In order to finance a portion of the consideration payable to Lafarge N.A., the Company and its subsidiary Continental Building Products Operating Company, LLC ("OpCo") entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the "First Lien Credit Agreement") and a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent for borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility (the "Revolver") as part of the

First Lien Credit Agreement. The First Lien Credit Agreement also provided OpCo a term loan facility at an initial amount of $415.0 million (the "First Lien Term Loan"). In conjunction with the initial issuance of this debt, the Company incurred $15.3 million of debt issuance costs which are being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt.
Interest under the First Lien Credit Agreement is floating. The interest rate spread over LIBOIR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio, remains below four. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s and will remain in effect as long as this rating and outlook are maintained or better.
The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During both the three months ended March 31, 2016 and 2015, the Company pre-paid $10.0 million of principal payments and no further quarterly mandatory principal payments are required until the final payment of $287.0 million due on August 28, 2020. At March 31, 2016, the annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.7%.
There were no amounts outstanding under the Revolver as of March 31, 2016 or December 31, 2015. During the three months ended March 31, 2016 the Company borrowed and repaid in full $5.0 million under the Revolver, while no similar transactions occurred in the same period of 2015. Interest is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver facility. Availability under the Revolver at March 31, 2016, based on draws and outstanding letters of credit and absence of violations of covenants, was $47.0 million.
Total interest paid for the three months ended March 31, 2016 and 2015 was $3.0 million and $3.5 million, respectively.

F12.2: Future Minimum Principal Payments Due Under the Credit Agreements
Amount Due
(in thousands)
2016	$—
2017	—
2018	—
2019	—
2020	$286,988
Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at March 31, 2016, the total leverage ratio of no greater than 5.5 per the financial covenant was not applicable at March 31, 2016.

13. DERIVATIVE INSTRUMENTS
The Company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond one year. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows.
Commodity Derivative Instruments
As of March 31, 2016, the Company had 660 thousand millions of British Thermal Units (“mmBTUs”) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by October 31, 2016. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging . For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive income (loss), as of March 31, 2016, was $0.2 million, which is net of a tax amount of $0.1 million. No ineffectiveness was recorded on these contracts during the three months ended March 31, 2016 and 2015. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
On a pre-tax basis, for the three months ended March 31, 2016, approximately $0.2 million of losses, net of $0.1 million of tax benefit, were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of loss reclassified from accumulated other comprehensive income into income was $0.2 million. As of March 31, 2016, $0.4 million was recorded in other current liabilities and $6,000 was recorded in other current assets. For the three months ended March 31, 2015, approximately $0.1 million of gains, net of $0.1 million of tax expenses, were recognized in other comprehensive income for the commodity contracts. For the same period, the amount of gain reclassified from accumulated other comprehensive income into income was nominal. As of December 31, 2015, $0.3 million was recorded in other current liabilities and $0.2 million was recorded in other current assets.
Interest Rate Derivative Instrument
The Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a portion of the principal amount outstanding under the First Lien Credit Agreement that expired March 31, 2016. The hedge was being accounted for as a cash flow hedge. Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded nominal amounts in the three months ended March 31, 2016 and 2015.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of March 31, 2016, the Company’s derivatives were in a $0.4 million net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of March 31, 2016, the Company had no collateral posted with its counterparties related to the derivatives.

14. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard which represented approximately 96.5% and 96.3% of the Company’s revenues for the three months ended March 31, 2016 and 2015, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.
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

F14.1: Segment Reporting
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net Sales:
Wallboard	$107,599	$88,743
Other	3,886	3,433
Total net sales	111,485	92,176
Operating income:
Wallboard	22,404	7,778
Other	166	124
Total operating income	22,570	7,902
Adjustments:
Interest Expense	(3,698)	(4,221)
(Loss)/gain from equity investment	(195)	59
Other income/(expense), net	154	(448)
Income before provision for income taxes	18,831	3,292
Depreciation and Amortization:
Wallboard	11,674	12,835
Other	272	294
Total depreciation and amortization	$11,946	$13,129

F14.2: Net Sales By Geographic Region
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
United States	$103,642	$83,656
Canada	7,843	8,520
Net sales	$111,485	$92,176

F14.3: Assets By Geographic Region
	Fixed Assets		Total Assets
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
United States	$315,904	$323,361	$600,583	$617,878
Canada	3,222	3,046	18,763	17,090
Total	$319,126	$326,407	$619,346	$634,968
15. TREASURY STOCK
On May 15, 2015, the Company repurchased 913,200 shares of its common stock from LSF8 in a private transaction at a price per share of $21.90, or an aggregate of approximately $20.0 million, pursuant to a stock purchase agreement dated May 11, 2015. On September 16, 2015, the Company repurchased an additional 1,007,500 shares of its common stock from LSF8 in a private transaction at a price per share of $19.85, or an aggregate of approximately $20.0 million, pursuant to a stock purchase agreement dated September 10, 2015. On March 18, 2016, the Company repurchased an additional 900,000 shares of its common stock from LSF8 in a private transaction at a price per share of $16.10, or an aggregate of approximately $14.5 million, pursuant to a stock purchase agreement dated March 14, 2016.
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, the Company has executed and repurchased shares of its common stock on the open market and in the March 2016 private transaction with LSF8 described above.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company’s earnings per share calculation.

F15: Treasury Stock Activity
	March 31, 2016			March 31, 2015
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	2,395,049	$48,479	$20.2411	—	$—	$—
Repurchases on open market	151,159	2,536	16.7821	2,164	37	17.2000
Repurchase from LSF8 in private transaction	900,000	14,490	16.1000	—	—	—
Ending Balance	3,446,208	$65,505	$19.0079	2,164	$37	$17.2000

(a) Includes commissions paid for repurchases on open market
16. SHARE-BASED COMPENSATION
On March 11, 2016, the Company granted certain employees 104,680 Restricted Stock Units (“RSUs”) that vest evenly over 4 years and for certain members of the board directors 10,578 RSUs that vest one year from the grant date. All of these grants had a market price on the date of grant of $17.16. Additionally, on March 14, 2016, the Company granted certain members of the board directors 7,052 RSUs that vest on March 14, 2017 and had a market price on the date of grant of $17.12.
On March 11, 2016, the Company also granted certain employees 62,795 RSUs that are subject to certain performance conditions (“PRSUs”). The PRSUs vest on December 31, 2018, with the exact number of PRSUs vesting subject to the achievement of certain performance conditions through December 31, 2017. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for fiscal years 2016 and 2017. The market price on date of grant of $17.16.
For the three months ended March 31, 2016 and 2015, the Company recognized expenses of $0.3 million and $0.1 million, respectively, related to these share-based compensation.

17. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potential dilutive common stock has no effect on income available to common stockholders.

Table 17: Basic and Dilutive Earnings Per Share
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands, except for per share amounts)
Net Income	$12,501	$2,020

Weighted average number of shares outstanding- basic	41,524,294	44,076,513
Effect of dilutive securities:
Restricted stock awards	7,022	—
Restricted stock units	6,482	—
Performance restricted stock units	—	—
Stock options	1,969	16,387
Total effect of dilutive securities	15,473	16,387
Weighted average number of shares outstanding - diluted	41,539,767	44,092,900

Basic earnings per share	$0.30	$0.05
Diluted earnings per share	$0.30	$0.05

18. FAIR VALUE DISCLOSURES
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
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at March 31, 2016 that are recorded at fair value on a recurring basis are the natural gas hedges that had a negative fair value of $0.2 million as of March 31, 2016, net of tax amount of $0.1 million, compared to a negative fair value of $0.1 million, net of tax amount of $0.03 million as of December 31, 2015. The natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
As December 31, 2015, the Company had an interest rate cap that was recorded at fair value on a recurring basis that the Company entered into on March 31, 2014 that had zero fair value as of December 31, 2015. The interest rate cap hedge were classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. This interest rate cap matured in March 2016.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with “Risk Factors,” “Forward-Looking Statements,” “Selected Historical Financial and Operating Data,” and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2015 filed with the Securities and Exchange Commission on February 23, 2016 (the “2015 10-K”) and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Overview
We are a leading manufacturer of gypsum wallboard and complementary finishing products in the eastern United States and eastern Canada. We operate highly efficient and automated manufacturing facilities that produce a full range of gypsum wallboard products for our diversified customer base. We sell our products in the new residential, repair and remodel, or R&R, and commercial construction markets. We believe our operating efficiencies, favorable plant locations, manufacturing expertise and focus on delivering superior customer service position us to benefit from an anticipated increase in gypsum wallboard demand as the housing market recovers from historic lows.
Our primary reportable segment is wallboard, which accounted for approximately 96.5% and 96.3% of our net sales in the three months ended March 31, 2016 and 2015, respectively. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information - Notes to Consolidated Financial Statements, Note 14, Segment Reporting.
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 62.1% and 60.9% of our costs of goods sold for the three months ended March 31, 2016 and 2015, respectively. Depreciation and amortization represented 14.4% and 17.7% of our costs of goods sold for the three months ended March 31, 2016 and 2015, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 23.5% and 21.4% of our costs of goods sold for the three months ended March 31, 2016 and 2015, respectively.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 68.4% and 65.4% of our manufacturing cash costs for the three months ended March 31, 2016 and 2015, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 31.6% and 34.6% of our manufacturing cash costs for the three months ended March 31, 2016 and 2015, respectively.
We currently purchase substantially all of our paperboard liner from Seven Hills, a joint venture between the Company and WestRock Company, formerly known as RockTenn Company (“WestRock”). Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and substantially all of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices. See Part I, Item 1, Financial Information - Notes to Consolidated Financial Statements, Note 11, Investment in Seven Hills.
Corporate Separation Transactions
Our business was operated as a division of Lafarge from 1996 until August 30, 2013, and our assets, liabilities and operating results were included in the consolidated financial statements of Lafarge during that time. As part of the Acquisition, Lafarge transferred to us the assets and liabilities of its gypsum division.
Our audited financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are discussed below, reflect the historical results of operations and cash flows of the business that we acquired from Lafarge pursuant to the Acquisition.

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands, except mill net)
Net Sales	$111,485	$92,176
Costs, expenses and other income:
Cost of goods sold	79,955	71,675
Selling and administrative	8,960	8,428
Long Term Incentive Plan funded by Lone Star	—	4,171
Total costs and operating expenses	88,915	84,274
Operating income	22,570	7,902
Other income/(expense), net	154	(448)
Interest expense, net	(3,698)	(4,221)
Income before (losses)/earnings from equity method investment and provision for income taxes	19,026	3,233
(Losses)/earnings from equity method investment	(195)	59
Income before income tax	18,831	3,292
Income tax expense	(6,330)	(1,272)
Net income	$12,501	$2,020
Other financial data:
EBITDA (1)	$34,516	$21,031
Adjusted EBITDA (1)	$34,516	$25,202
Capital expenditures and software purchased or developed	$267	$1,017
Wallboard sales volume (million square feet)	617	469
Mill net sales price (2)	$144.62	$157.46

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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net Sales. Net sales increased by $19.3 million, up 20.9% from $92.2 million for the three months ended March 31, 2015, to $111.5 million for the three months ended March 31, 2016. The increase was primarily attributable to $28.2 million favorable impact of higher wallboard volumes driven by higher demand in the United States. Higher sales of our non-wallboard products had a $0.4 million positive impact. The decrease in the average net selling price for gypsum wallboard at constant exchange rates had an $8.4 million unfavorable impact on net sales and foreign currency decreased net sales by $0.9 million.
Cost of Goods Sold. Cost of goods sold increased $8.3 million, up 11.6% from $71.7 million for the three months ended March 31, 2015, to $80.0 million for the three months ended March 31, 2016. Approximately $13.2 and $0.5 million of the increase in cost of goods sold was due to higher wallboard and non-wallboard product volumes, respectively. Lower manufacturing costs, primarily lower energy prices and better operating performance, and lower freight to customers decreased costs by $2.2 million and $1.1 million, respectively. Lower amortization and favorable foreign exchange rates reduced costs by an additional $1.2 million and $0.9 million, respectively.
Selling and Administrative Expense. Selling and administrative expense increased $0.5 million, up 6.3% to $9.0 million for the three months ended March 31, 2016 compared to $8.4 million for the three months ended March 31, 2015. This increase was primarily driven by a $0.2 million increase in stock compensation expense and approximately a $0.3 million increase in professional services expense for the three months ended March 31, 2016, compared to the same period 2015.
Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan (“LTIP”), certain of our officers and the estate of our former CEO were eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds (“LSF8”), in the event of certain monetization events described in greater detail in the 2015 10-K. LSF8 was responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in the payment of $4.2 million in the first quarter of 2015. As this payment arose out of employment with the Company, the $4.2 million expense was recorded on the Company's books for the three months ended March 31, 2015, and was also deductible for tax purposes. The funding of LTIP was recorded as capital contributions from LSF8 in the statement of cash flows under financing activities. No payments were made under the LTIP in the three months ended March 31, 2016 and no further payments will be made under the LTIP.
Operating Income. Operating income of $22.6 million for the three months ended March 31, 2016 increased by $14.7 million from operating income of $7.9 million for the three months ended March 31, 2015. The difference was driven mostly by the $19.3 million higher net sales and the $4.2 million in LTIP expense in the three months ended March 31, 2015, partly offset by $8.3 million higher costs of goods sold and $0.5 million higher selling and administrative expense.
Other Income/(Expense), Net.  Other income/(expense), net, was net income of $0.2 million for the three months ended March 31, 2016, an increase from the $0.4 million other expense in the same period of 2015. The increase is primarily due to foreign exchange gains in the first three months of 2016 as opposed to foreign exchange losses in the prior year quarter.
Interest Expense, Net. Interest expense was $3.7 million for the three months ended March 31, 2016, a decrease from interest expense of $4.2 million for the three months ended March 31, 2015, reflecting lower average borrowings during the first quarter of 2016.
The Company prepaid $10.0 million during the first quarter of each 2016 and 2015, in each case under the First Lien Credit Agreement. The effective interest rate on the First Lien Credit Agreement as of March 31, 2016 was 4.6% and the effective interest rate on the Revolver was 3.25%.
Income Tax Expense. Income tax expense was $6.3 million for the three months ended March 31, 2016, compared to an income tax expense of $1.3 million in the prior year period. Higher income tax expense was driven by higher income before income tax.
Net income. Net income for the three months ended March 31, 2016 was $12.5 million, compared to a net income of $2.0 million for the three months ended March 31, 2015. The increase was primarily driven by $19.3 million higher net sales in the first quarter of 2016, $4.2 million in LTIP expense in the first quarter of 2015 and $0.6 million higher other income, partly offset by $8.3 million higher cost of goods sold, $5.1 million higher income tax expense and $0.3 million higher losses from equity in earnings losses in the first quarter of 2016.
Reconciliation of Non-GAAP Measures
EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We have presented EBITDA and Adjusted EBITDA as supplemental performance measures because we believe that they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP while isolating the effects of some items that vary from period to period without any correlation to core operating performance and eliminate certain charges that we believe do not reflect our operations and underlying operational performance. Management also believes that EBITDA and Adjusted EBITDA are useful to investors because they allow investors to view our business through the eyes of management and the board of directors, facilitating comparison of results across historical periods.
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

Table M2: Reconciliation of GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net Income	$12,501	$2,020
Adjustments:
Other (income)/expense, net	(154)	448
Interest expense, net	3,698	4,221
Losses/(earnings) from equity method investment	195	(59)
Income tax expense	6,330	1,272
Depreciation and amortization	11,946	13,129
EBITDA—Non-GAAP Measure	34,516	21,031
Long Term Incentive Plan Funded by Lone Star (a)	—	4,171
Adjusted EBITDA—Non-GAAP Measure	$34,516	$25,202

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements that we entered into in connection with the Acquisition. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Part I, Item 1, Financial Information - Notes to Unaudited Consolidated Financial Statements, Note 12, Debt, and the 2015 10-K for a more detailed discussion of our debt financing arrangements.

Table M3: Net Change in Cash and Cash Equivalents
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net cash provided by operating activities	$16,841	$10,122
Net cash used in investing activities	(222)	(803)
Net cash used in financing activities	(27,013)	(5,829)
Effect of foreign exchange rates on cash and cash equivalents	487	(612)
Net change in cash and cash equivalents	$(9,907)	$2,878
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2016 was $16.8 million, compared to $10.1 million for the three months ended March 31, 2015. Higher cash flows from operating activities for the three months ended March 31, 2016, compared to the same period 2015, are primarily the result of higher sales resulting in a $10.5 million increase in net income.
Net Cash Used In Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 was $0.2 million, compared to $0.8 million for the three months ended March 31, 2015. The investing activities for the three months ended March 31, 2016 and 2015 primarily reflect an aggregate of $0.3 million and $1.0 million, respectively, in capital expenditures and software purchased or developed, partially offset by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 was $27.0 million, compared to $5.8 million for the three months ended March 31, 2015. The change in financing activities reflect primarily $17.0 million of common stock repurchases, of which $14.5 million was repurchased from LSF8 in a private transaction and $2.5 million was purchased on the open market. No stock repurchases occurred during the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company received $4.2 million of capital contributions from Lone Star. No contributions were received for the three months ended March 31, 2016. In addition, for both the three months ended March 31, 2016 and 2015 the Company continued its efforts to reduce debt with $10.0 million of payments on its long-term debt.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2015 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2016.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of March 31, 2016, we had $4.8 million in cash and cash equivalents. The interest expense associated with First Lien Term Loan and any loans under the Revolver will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of March 31, 2016, we elected to use three month LIBOR with a rate of 0.63%. A hypothetical 1% increase in interest rates would have increased interest expense by $0.5 million for the three months ended March 31, 2016.
The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 7.0% and 9.2% of our net sales for the three months ended March 31, 2016 and 2015, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on three months ended March 31, 2016. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of March 31, 2016, CBP has three natural gas swap contracts for a portion of natural gas usage. The contracts mature April 30, 2016, May 31, 2016 and October 31, 2016. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of March 31, 2016, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures.
Management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control Over Financial Reporting.
There were no changes in CBP’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, CBP’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we have been, and may in the future become involved in, litigation or other legal proceedings relating to claims arising in the normal course of business. In the opinion of management, there are no pending or threatened legal proceedings which would reasonably be expected to have a material adverse effect on our business or results of operations. We may become involved in material legal proceedings in the future.
For a description of certain legal proceedings, see Part I, Item 1, Financial Information - Notes to Unaudited Consolidated Financial Statements, Note 9, Commitments and Contingencies.
Item 1A. Risk Factors
There were no material changes during the three months ended March 31, 2016 to the risk factors previously disclosed in CBP’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 23, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.
(c)On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016.

Common Stock Repurchase Activity During the Three Months Ended March 31, 2016
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	95,159	$16.54	95,159	$39,982,991
February 1 - February 29, 2016	—	—	—	39,982,991
March 1 - March 31, 2016	956,000	16.16	956,000	24,529,896
Total	1,051,159	$16.20	1,051,159
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Stock Purchase Agreement by and between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P. dated March 14, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.
(Registrant)

	/s/ James Bachmann	May 10, 2016
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	May 10, 2016
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)