Form 10-Q
period 2016-06-30
Continental Building Products, Inc.
filed 2016-08-04
CIK 1592480

As filed with the Securities and Exchange Commission on August 4, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes    ☐    No    ☒

As of August 1, 2016, the registrant had outstanding 40,447,902 shares of the registrant’s common stock, which amount excludes 3,743,468 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except share data and per share amounts)
Net Sales	$117,115	$110,996	$228,600	$203,172
Costs, expenses and other income:
Cost of goods sold	83,744	81,516	163,699	153,191
Selling and administrative	10,163	9,363	19,123	17,791
Long Term Incentive Plan funded by Lone Star	—	15,842	—	20,013
Total costs and operating expenses	93,907	106,721	182,822	190,995
Operating income	23,208	4,275	45,778	12,177
Other income/(expense), net	6	31	160	(417)
Interest expense, net	(3,648)	(4,184)	(7,346)	(8,405)
Income before losses from equity method investment and (provision for)/benefit from income tax	19,566	122	38,592	3,355
Losses from equity method investment	(240)	(311)	(435)	(252)
Income/(loss) before (provision for)/benefit from income taxes	19,326	(189)	38,157	3,103
(Provision for)/benefit from income taxes	(6,604)	63	(12,934)	(1,209)
Net income/(loss)	$12,722	$(126)	$25,223	$1,894

Net income per share:
Basic	$0.31	$—	$0.61	$0.04
Diluted	$0.31	$—	$0.61	$0.04
Weighted average shares outstanding:
Basic	40,670,650	43,606,410	41,097,472	43,840,105
Diluted	40,717,162	43,606,410	41,128,466	43,876,757
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Net income/(loss)	$12,722	$(126)	$25,223	$1,894
Foreign currency translation adjustment	16	425	1,123	(1,138)
Gain on derivatives qualifying as cash flow hedges, net of tax	336	405	161	498
Other comprehensive income/(loss)	352	830	1,284	(640)
Comprehensive income	$13,074	$704	$26,507	$1,254
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$15,726	$14,729
Receivables, net	37,810	35,812
Inventories	26,199	27,080
Prepaid and other current assets	6,897	6,448
Total current assets	86,632	84,069
Property, plant and equipment, net	312,122	326,407
Customer relationships and other intangibles, net	88,500	94,835
Goodwill	119,945	119,945
Equity method investment	8,696	9,262
Debt issuance costs	315	450
Total Assets	$616,210	$634,968
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$22,799	$22,788
Accrued and other liabilities	11,585	12,334
Total current liabilities	34,384	35,122
Deferred taxes and other long-term liabilities	12,514	12,537
Notes payable, non-current portion	262,616	286,543
Total liabilities	309,514	334,202
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,191,370 and 44,145,080 shares issued at June 30, 2016 and December 31, 2015, respectively; 40,513,182 and 41,750,031 shares outstanding at June 30, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	321,250	319,817
Less: Treasury stock	(70,489)	(48,479)
Accumulated other comprehensive loss	(4,057)	(5,341)
Accumulated earnings	59,948	34,725
Total equity	306,696	300,766
Total liabilities and equity	$616,210	$634,968
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$25,223	$1,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,788	26,270
Bad debt expense/(recovery)	28	(250)
Amortization of debt issuance costs and debt discount	1,207	1,106
Loss on disposal of property, plant and equipment	41	—
Losses from equity method investment	435	252
Share based compensation	1,152	407
Deferred taxes	268	457
Change in assets and liabilities:
Receivables	(1,973)	(1,890)
Inventories	1,053	(1,505)
Prepaid expenses and other current assets	(534)	222
Accounts payable	(620)	(1,302)
Accrued and other current liabilities	(152)	(3,120)
Other long term liabilities	(413)	(93)
Net cash provided by operating activities	49,503	22,448
Cash flows from investing activities:
Capital expenditures	(1,765)	(1,733)
Software purchased or developed	(356)	(554)
Capital contributions to equity method investment	(226)	—
Distributions from equity method investment	356	583
Net cash used in investing activities	(1,991)	(1,704)
Cash flows from financing activities:
Capital contribution from Lone Star Funds	—	19,893
Proceeds from exercise of stock options	20	—
Principal payments for First Lien Credit Agreement	(25,000)	(20,000)
Payments to repurchase common stock	(22,010)	(20,036)
Net cash used in financing activities	(46,990)	(20,143)
Effect of foreign exchange rates on cash and cash equivalents	475	(389)
Net change in cash and cash equivalents	997	212
Cash, beginning of period	14,729	15,627
Cash, end of period	$15,726	$15,839
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Notes to the Unaudited Consolidated Financial Statements
1. BACKGROUND AND NATURE OF OPERATIONS
Description of Business
Continental Building Products, Inc. ("CBP", the "Company") is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. (“Lafarge N.A.”) further described below, the Company had no operating activity.
The Company manufactures gypsum wallboard related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.
The Acquisition
On June 24, 2013, Lone Star Fund VIII (U.S.), L.P., (along with its affiliates and associates, but excluding the Company and companies that it owns as a result of its investment activity, “Lone Star”), entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the "Acquisition") in cash. The closing of the Acquisition occurred on August 30, 2013.
Initial Public Offering
On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock at an offering price of $14.00 per share (the "Initial Public Offering"). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star. The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 12, Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol "CBPX".
Secondary Public Offerings
On March 18, 2015, LSF8 Gypsum Holdings, L.P. ("LSF8"), an affiliate of Lone Star, sold 5,000,000 shares of the Company’s common stock at a price per share of $19.40. As a result of the sale, the aggregate beneficial ownership of Lone Star fell below 50% of the Company’s outstanding shares of common stock and the Company no longer qualified as a "Controlled Company" under the corporate governance standards of New York Stock Exchange. On May 15, 2015 and June 3, 2015, LSF8 sold an additional 4,600,000 and 361,747 shares of the Company’s common stock, respectively, at a price per share of $21.90. On September 16, 2015, LSF8 sold an additional 4,600,000 shares of the Company’s common stock at a price per share of $19.85. The decrease in ownership by Lone Star and its affiliates to below 50% and LSF8’s subsequent sales of common stock triggered an aggregate of $29.9 million in payments to certain officers and the estate of the Company’s former CEO under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, which was funded by LSF8 (See Note 10, Related Party Transactions).
On March 18, 2016, LSF8 sold its remaining 5,106,803 shares of the Company’s common stock at a price per share of $16.10. Following the March 18, 2016 transaction and the concurrent repurchase by the Company of 900,000 shares of Company’s common stock from LSF8, neither LSF8 nor any other affiliate of Lone Star held any shares of Company common stock. (See Note 15, Treasury Stock).

2. SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
The accompanying consolidated financial statements for CBP have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
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
The financial statements should be read in conjunction with CBP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year then ended (the "2015 10-K"). The Company has continued to follow the accounting policies set forth in those financial statements.
(c) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. Early application is permitted as of the original effective date on December 15, 2016. The Company is currently evaluating ASU 2014-9 to determine its impact on its consolidated financial statements and disclosures.
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
In April 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the costs is reported as interest expense. The Company adopted ASU 2015-3 during the first quarter of 2016. Upon adoption, the guidance was applied retroactively to all periods presented in the financial statements, therefore, prior period adjustments were made to the December 31, 2015 balance sheet items and related footnotes. The effect of these adjustments was to reduce prepaid and other current assets by $1.6 million, reduce debt issuance costs by $6.5 million and reduce notes payable by $8.1 million. The adoption of this ASU did not have a material impact on the Company’s results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-02 to determine its impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating ASU 2016-09 to determine its impact on its consolidated financial statements and disclosures.
3. RECEIVABLES, NET

F3: Detail of Receivables, Net
	June 30, 2016	December 31, 2015
	(in thousands)
Trade receivables, gross	$38,909	$37,800
Allowance for cash discounts and doubtful accounts	(1,099)	(1,988)
Receivables, net	$37,810	$35,812
4. INVENTORIES

F4: Composition of Inventories
	June 30, 2016	December 31, 2015
	(in thousands)
Finished products	$7,459	$5,454
Raw materials	11,584	14,557
Supplies and other	7,156	7,069
Inventories	$26,199	$27,080
5. PROPERTY, PLANT AND EQUIPMENT, NET

F5: Property, Plant and Equipment Details
	June 30, 2016	December 31, 2015
	(in thousands)
Land	$12,927	$12,925
Buildings	112,572	112,121
Plant machinery	273,395	272,613
Mobile equipment	5,815	3,837
Construction in progress	5,500	6,812
Property, plant and equipment, at cost	410,209	408,308
Accumulated depreciation	(98,087)	(81,901)
Total property, plant and equipment, net	$312,122	$326,407
Depreciation expense was $8.3 million and $16.7 million for the three and six months ended June 30, 2016, respectively, compared to $9.0 million and $17.8 million for the three and six months ended June 30, 2015, respectively.

6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

F6: Details of Customer Relationships and Other Intangibles, Net
	June 30, 2016	December 31, 2015
	(in thousands)
Customer relationships	$116,501	$116,073
Purchased and internally developed software	5,649	5,284
Trademarks	14,813	14,759
Customer relationships and other intangibles, at cost	136,963	136,116
Accumulated amortization	(48,463)	(41,281)
Customer relationships and other intangibles, net	$88,500	$94,835
Amortization expense was $3.5 million and $7.1 million for the three and six months ended June 30, 2016, respectively, compared to $4.2 million and $8.4 million for the three and six months ended June 30, 2015, respectively.
Amortization of customer relationships is done over a 15 year period using an accelerated method that reflects the expected future cash flows from the acquired customer-list intangible asset. Trademarks are amortized over a straight-line basis over the estimated useful life of 15 years.
Software development costs are amortized over a 3 year life with the expense recorded in selling and administrative expense. Amortization expense related to capitalized software was $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2015.
7. ACCRUED AND OTHER LIABILITIES

F7: Details of Accrued and Other Liabilities
	June 30, 2016	December 31, 2015
	(in thousands)
Employee-related costs	$5,196	$7,621
Income taxes	3,011	2,482
Other taxes	2,877	1,390
Other	501	841
Accrued and other liabilities	$11,585	$12,334
8. INCOME TAXES
The Company’s annual estimated effective tax rate is approximately 33.9%. The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.

9. COMMITMENTS AND CONTINGENCIES
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three and six months ended June 30, 2016 was $1.1 million and $2.1 million, respectively, compared to $1.1 million and $2.1 million for the same periods in 2015, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $15.5 million and $33.1 million for the three and six months ended June 30, 2016, respectively, compared to $16.0 million and $32.8 million for the three and six months ended June 30, 2015, respectively.

F9: Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments by Year
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
July 1, 2016 through December 31, 2016	$770	$21,994
2017	1,183	31,019
2018	616	29,463
2019	1,494	19,870
2020	—	14,185
2021	—	3,232
Thereafter	—	27,173
Total	$4,063	$146,936
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of June 30, 2016 and December 31, 2015, the Company had outstanding letters of credit of approximately $2.1 million and $3.0 million, respectively.
In March 2015, a group of homebuilders commenced a lawsuit against the Company and other U.S. wallboard manufacturers, alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The complaint, as amended in October 2015, December 2015 and March 2016, also alleged that the manufacturers agreed to abolish the use of "job quotes" and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The case was transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company filed a motion to dismiss the case with respect to the Company in April 2016 and denied any wrongdoing of the type alleged in the amended complaint. In June 2016, the Court granted the Company's motion to dismiss the case with respect to the Company, with prejudice. In July 2016, the plaintiffs filed a Motion to Certify Order for Interlocutory Appeal seeking to challenge the Court's decision to grant the Company's motion to dismiss. The Company believes it has meritorious defenses to the allegations and does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2016 and December 31, 2015, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
10. RELATED PARTY TRANSACTIONS
LTIP Payments
In connection with the March, May and September 2015 secondary public offerings and concurrent May and September 2015 stock repurchases, certain officers of the Company and the estate of the Company’s former CEO earned incentive payments in the aggregate amount of approximately $29.9 million under the LSF8 Gypsum Holdings, L.P. Long-Term Incentive Plan ("LTIP"). LSF8 was responsible for funding any payments under the LTIP, including those referenced above. As these payments arose out of employment with the Company, the Company recognized the payments made to the officers and the estate as an expense. The funding of the LTIP payments by LSF8 was recorded as additional paid-in capital. The $29.9 million in LTIP payments were recorded as an expense to the Company, that were tax deductible, and capital contributions by LSF8 in the first, second and third quarters of 2015. No further payments will be made under the LTIP.
11. INVESTMENT IN SEVEN HILLS
The Company is a party with an unaffiliated third-party to a paperboard liner venture named Seven Hills Paperboard, LLC ("Seven Hills") that provides the Company with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements.
The Company has evaluated the characteristics of its investment and determined that Seven Hills would be deemed a variable interest entity, but that it does not have the power to direct the principal activities most impacting the economic performance of Seven Hills, and is thus not the primary beneficiary. As such, the Company accounts for this investment in Seven Hills under the equity method of accounting.
Paperboard purchased from Seven Hills was $11.1 million and $22.9 million for the three and six months ended June 30, 2016, respectively, compared to $11.3 million and $22.4 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the Company had certain purchase commitments for paper totaling $36.3 million through 2019.
12. DEBT

F12.1: Details of Debt
	June 30, 2016	December 31, 2015
	(in thousands)
First Lien Credit Agreement maturing on August 28, 2020; interest rate of LIBOR (with a 1% floor) plus 3.00% at June 30, 2016 and December 31, 2015	$271,988	$296,988
Less: Original issue discount (net of amortization)	(2,110)	(2,372)
Less: Debt issuance costs	(7,262)	(8,073)
Total debt	262,616	286,543
Less: Current portion of long-term debt	—	—
Long-term debt	$262,616	$286,543
In connection with the Acquisition, the Company purchased certain assets from Lafarge N.A. with cash. In order to finance a portion of the consideration payable to Lafarge N.A., the Company and its subsidiary Continental Building Products Operating Company, LLC ("OpCo") entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the "First Lien Credit Agreement") and a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent for borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility (the "Revolver") as part of the First Lien Credit Agreement. The First Lien Credit Agreement was subsequently increased to $415.0 million (the "First Lien Term Loan"). In conjunction with the initial issuance of this debt, the Company incurred $15.3 million of debt issuance costs which are being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt.
Interest under the First Lien Credit Agreement is floating. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. This reduced interest rate for the First Lien Credit Agreement will be in effect for as long as the leverage ratio remains below four. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s and will remain in effect as long as this rating and outlook are maintained or better.
The First Lien Credit Agreement is secured by the underlying property and equipment of the Company. During the six months ended June 30, 2016 and 2015, the Company pre-paid $25.0 million and $20.0 million, respectively, of principal payments and no further quarterly mandatory principal payments are required until the final payment of $272.0 million due on August 28, 2020. As of June 30, 2016, the annual effective interest rate on the First Lien Credit Agreement including original issue discount and amortization of debt issuance costs was 4.9%.
There were no amounts outstanding under the Revolver as of June 30, 2016 or December 31, 2015. During the six months ended June 30, 2016 the Company borrowed and repaid in full $22.0 million under the Revolver, compared to $10.0 million which the Company borrowed and repaid in full during the six months ended June 30, 2015. Interest is floating, based on LIBOR (with a floor of 1%), plus 225 basis points. In addition, CBP pays a facility fee of 50 basis points per annum on the total Revolver facility. Availability under the Revolver as of June 30, 2016, based on draws and outstanding letters of credit and absence of violations of covenants, was $47.9 million.
Total interest paid for the three and six months ended June 30, 2016 was $2.9 million and $5.9 million, respectively, compared to $3.5 million and $7.0 million for the three and six months ended June 30, 2015, respectively.

F12.2: Future Minimum Principal Payments Due Under the Credit Agreements
Amount Due
(in thousands)
2016	$—
2017	—
2018	—
2019	—
2020	$271,988
Under the terms of the First Lien Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $12.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $12.5 million at June 30, 2016, the total leverage ratio of no greater than 5.5 per the financial covenant was not applicable at June 30, 2016.

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
Commodity Derivative Instruments
As of June 30, 2016, the Company had 465 thousand millions of British Thermal Units ("mmBTUs") in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by October 31, 2016. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized gain that remained in accumulated other comprehensive loss, as of June 30, 2016, was $0.1 million, which is net of a tax amount of $0.1 million. No ineffectiveness was recorded on these contracts during the three months ended June 30, 2016 and 2015. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
For the three and six months ended June 30, 2016, approximately $0.3 million of gains, net of $0.2 million of tax expense and $0.2 million of gains, net of $0.1 million of tax expense, respectively, were recognized in other comprehensive income for the commodity contracts. For the three and six months ended June 30, 2016, the amount of loss reclassified from accumulated other comprehensive income into income was $0.2 million and $0.4 million, respectively. As of June 30, 2016, there was no amount recorded in other current liabilities and $0.2 million was recorded in other current assets. For the three and six months ended June 30, 2015, approximately $0.4 million of gains, net of $0.2 million of tax expenses and $0.5 million of gains, net of $0.3 million of tax expenses, respectively, were recognized in other comprehensive income for the commodity contracts. For the same periods, the amount of gain reclassified from accumulated other comprehensive income into income was nominal. As of December 31, 2015, $0.3 million was recorded in other current liabilities and $0.2 million was recorded in other current assets.
Interest Rate Derivative Instrument
The Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a portion of the principal amount outstanding under the First Lien Credit Agreement that expired March 31, 2016. The hedge was being accounted for as a cash flow hedge. Changes in the time value of the interest rate cap are reflected directly in earnings through “other income / expense” in non-operating income. CBP recorded nominal amounts in the three months ended March 31, 2016 and 2015 and the six months ended June 30, 2015. No new arrangement was entered into following expiration on March 31, 2016.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of June 30, 2016, the Company’s derivatives were in a $0.2 million net asset position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2016, the Company had no collateral posted with its counterparties related to the derivatives.

14. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard which represented approximately 97.0% and 96.8% of the Company's revenues for the three and six months ended June 30, 2016, respectively, compared to 96.9% and 96.6% of the Company’s revenues for the three and six months ended June 30, 2015, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.
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

F14.1: Segment Reporting
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Net Sales:
Wallboard	$113,593	$107,569	$221,192	$196,312
Other	3,522	3,427	7,408	6,860
Total net sales	117,115	110,996	228,600	203,172
Operating income:
Wallboard	23,216	4,418	45,620	12,196
Other	(8)	(143)	158	(19)
Total operating income	23,208	4,275	45,778	12,177
Adjustments:
Interest Expense	(3,648)	(4,184)	(7,346)	(8,405)
Loss from equity investment	(240)	(311)	(435)	(252)
Other income/(expense), net	6	31	160	(417)
Income/(loss) before (provision for)/benefit from income taxes	19,326	(189)	38,157	3,103
Depreciation and Amortization:
Wallboard	11,566	12,847	23,240	25,682
Other	276	294	548	588
Total depreciation and amortization	$11,842	$13,141	$23,788	$26,270

F14.2: Net Sales By Geographic Region
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
United States	$107,694	$101,095	$211,336	$184,751
Canada	9,421	9,901	17,264	18,421
Net sales	$117,115	$110,996	$228,600	$203,172

F14.3: Assets By Geographic Region
	Fixed Assets		Total Assets
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
United States	$308,923	$323,361	$597,467	$617,878
Canada	3,199	3,046	18,743	17,090
Total	$312,122	$326,407	$616,210	$634,968
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
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, the Company has repurchased shares of its common stock on the open market and in the March 2016 private transaction with LSF8 described above. On August 3, 2016, the Company announced the Board of Directors has authorized an expansion of its stock repurchase program from up to $50.0 million to up to $100.0 million. The program has also been extended from the end of 2016 to the end of 2017.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company’s earnings per share calculation.

F15: Treasury Stock Activity
	June 30, 2016			June 30, 2015
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	3,446,208	$65,505	$19.0079	2,164	$37	$17.2000
Repurchases on open market	231,980	4,984	21.4828	—	—	—
Repurchase from LSF8 in private transaction	—	—	—	913,200	19,999	21.9000
Ending Balance	3,678,188	$70,489	$19.1640	915,364	$20,036	$21.8889

For the Six Months Ended:
Beginning Balance	2,395,049	$48,479	$20.2411	—	$—	$—
Repurchases on open market	383,139	7,520	19.6282	2,164	37	17.2000
Repurchase from LSF8 in private transaction	900,000	14,490	16.1000	913,200	19,999	21.9000
Ending Balance	3,678,188	$70,489	$19.1640	915,364	$20,036	$21.8889

(a) Includes commissions paid for repurchases on open market

16. SHARE-BASED COMPENSATION
On May 5, 2016, the Company granted its Chairman of the board directors 1,164 Restricted Stock Units ("RSUs") that vest one year from the grant date, which had a market price on the date of grant of $19.63. On May 16, 2016, the Company granted certain employees 2,227 RSUs that vest evenly over 4 years, which had a market price on the date of grant of $21.10.
For the three and six months ended June 30, 2016, the Company recognized share-based compensation expenses of $0.8 million and $1.2 million, respectively, compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2015, respectively.
17. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potential dilutive common stock has no effect on income available to common stockholders.

F17: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands, except for per share amounts)
Net income/(loss)	$12,722	$(126)	$25,223	$1,894

Weighted average number of shares outstanding- basic	40,670,650	43,606,410	41,097,472	43,840,105
Effect of dilutive securities:
Restricted stock awards	7,449	—	7,236	5,138
Restricted stock units	25,095	—	15,789	3,393
Performance restricted stock units	—	—	—	3,700
Stock options	13,968	—	7,969	24,421
Total effect of dilutive securities	46,512	—	30,994	36,652
Weighted average number of shares outstanding - diluted	40,717,162	43,606,410	41,128,466	43,876,757

Basic earnings per share	$0.31	$—	$0.61	$0.04
Diluted earnings per share	$0.31	$—	$0.61	$0.04

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
The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The standard describes the following three levels used to classify fair value measurements:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that a Company has the ability to access;

Level 2	Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and

Level 3	Unobservable inputs for the asset or liability which is typically based on an entity’s own assumptions when there is little, if any, related market data available.
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
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2016 and December 31, 2015, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at June 30, 2016 that are recorded at fair value on a recurring basis are the natural gas hedges that had a positive fair value of $0.1 million as of June 30, 2016, net of tax amount of $0.1 million, compared to a negative fair value of $0.1 million, net of tax amount of $0.03 million as of December 31, 2015. The natural gas hedges are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," "Selected Historical Financial and Operating Data," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2015 filed with the Securities and Exchange Commission on February 23, 2016 (the "2015 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
Our primary reportable segment is wallboard, which accounted for approximately 97.0% and 96.8% of our net sales in the three and six months ended June 30, 2016, respectively, compared to 96.9% and 96.6% for the three and six months ended June 30, 2015, respectively. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information - Notes to Consolidated Financial Statements, Note 14, Segment Reporting.
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 61.5% and 61.8% of our costs of goods sold for the three and six months ended June 30, 2016, respectively, compared to 61.1% and 61.0% for the same periods in 2015, respectively. Depreciation and amortization represented 13.6% and 14.0% of our costs of goods sold for the three and six months ended June 30, 2016, respectively, compared to 15.6% and 16.6% of our costs of goods sold for the three and six months ended June 30, 2015, respectively. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 24.9% and 24.2% of our costs of goods sold for the three and six months ended June 30, 2016, respectively, compared to 23.3% and 22.4% of our costs of goods sold for the three and six months ended June 30, 2015, respectively.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 67.4% and 67.9% of our manufacturing cash costs for the three and six months ended June 30, 2016, respectively, compared to 66.7% and 66.1% for the same periods in 2015, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 32.6% and 32.1% of our manufacturing cash costs for the three and six months ended June 30, 2016, respectively, compared to 33.3% and 33.9% of our manufacturing cash costs for the three and six months ended June 30, 2015, respectively.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between the Company and WestRock Company, formerly known as RockTenn Company ("WestRock"). Under the agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices. See Part I, Item 1, Financial Information - Notes to Consolidated Financial Statements, Note 11, Investment in Seven Hills.

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands, except mill net)
Net Sales	$117,115	$110,996	$228,600	$203,172
Costs, expenses and other income:
Cost of goods sold	83,744	81,516	163,699	153,191
Selling and administrative	10,163	9,363	19,123	17,791
Long Term Incentive Plan funded by Lone Star	—	15,842	—	20,013
Total costs and operating expenses	93,907	106,721	182,822	190,995
Operating income	23,208	4,275	45,778	12,177
Other income/(expense), net	6	31	160	(417)
Interest expense, net	(3,648)	(4,184)	(7,346)	(8,405)
Income before losses from equity method investment and (provision for)/benefit from income taxes	19,566	122	38,592	3,355
Losses from equity method investment	(240)	(311)	(435)	(252)
Income/(loss) before (provision for)/benefit from income taxes	19,326	(189)	38,157	3,103
(Provision for)/benefit from income taxes	(6,604)	63	(12,934)	(1,209)
Net income/(loss)	$12,722	$(126)	$25,223	$1,894
Other operating data:
Capital expenditures and software purchased or developed	$1,854	$1,270	$2,121	$2,287
Wallboard sales volume (million square feet)	643	567	1,260	1,036
Mill net sales price (1)	$144.86	$156.85	$144.74	$157.13

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Net Sales. Net sales increased by $6.1 million, up 5.5% from $111.0 million for the three months ended June 30, 2015, to $117.1 million for the three months ended June 30, 2016. The increase was primarily attributable to $14.3 million favorable impact of higher wallboard volumes driven by higher demand in the United States. Higher sales of our non-wallboard products had a $0.1 million positive impact. The decrease in the average net selling price for gypsum wallboard had an $7.8 million unfavorable impact on net sales and foreign currency decreased net sales by $0.5 million.
Net sales increased by $25.4 million, up 12.5% from $203.2 million for the six months ended June 30, 2015, to $228.6 million for the six months ended June 30, 2016. The increase was primarily attributable to $42.5 million favorable impact of higher wallboard volumes driven by higher demand in the United States. Higher sales of our non-wallboard products had a $0.5 million positive impact. The decrease in the average net selling price for gypsum wallboard at constant exchange rates had an $16.3 million unfavorable impact on net sales and foreign currency decreased net sales by $1.3 million.
Cost of Goods Sold. Cost of goods sold increased $2.2 million, up 2.7% from $81.5 million for the three months ended June 30, 2015, to $83.7 million for the three months ended June 30, 2016. Approximately $6.6 million of the increase in cost of goods sold was due to higher wallboard volumes. Lower manufacturing costs, primarily due to lower energy prices and better operating performance, and lower freight to customers decreased costs by $2.2 million and $0.4 million, respectively. Lower amortization and change in foreign exchange rates reduced costs by an additional $1.3 million and $0.5 million, respectively.
Cost of goods sold increased $10.5 million, up 6.9% from $153.2 million for the six months ended June 30, 2015, to $163.7 million for the six months ended June 30, 2016. Approximately $19.8 million and $0.5 million of the increase in cost of goods sold was due to higher wallboard and non-wallboard product volumes, respectively. Lower manufacturing costs, primarily lower energy prices and better operating performance, and lower freight to customers decreased costs by $4.3 million and $1.6 million, respectively. Lower amortization reduced costs by $2.5 million. A change in foreign exchange rates decreased costs by $1.4 million.

Selling and Administrative Expense. Selling and administrative expense increased $0.8 million, up 8.5% to $10.2 million for the three months ended June 30, 2016 compared to $9.4 million for the three months ended June 30, 2015. This increase was driven by a $0.8 million increase in stock compensation and bonus expense for the three months ended June 30, 2016, compared to the same period 2015.
Selling and administrative expense increased $1.3 million, up 7.5% to $19.1 million for the six months ended June 30, 2016 compared to $17.8 million for the six months ended June 30, 2015. This increase was primarily driven by a $0.7 million increase in stock compensation expense, $0.2 million increase in bonus expense and $0.2 million increase in legal expenses and $0.2 million increase in bad debt expense for the six months ended June 30, 2016, compared to the same period 2015.
Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan ("LTIP"), certain of our officers and the estate of our former CEO were eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds ("LSF8"), in the event of certain monetization events described in greater detail in the 2015 10‑K. LSF8 was responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in the payment of $4.2 million and the secondary public offering in May 2015 resulted in aggregate payments of $15.8 million. As these payments arose out of employment with the Company, the $15.8 million and $20.0 million expense was recorded on the Company's books for the three and six months ended June 30, 2015, respectively, and was also deductible for tax purposes. The funding of LTIP was recorded as capital contributions from LSF8 in the statement of cash flows under financing activities. No payments were made under the LTIP in the three months and six months ended June 30, 2016 and no further payments will be made under the LTIP.
Operating Income. Operating income of $23.2 million for the three months ended June 30, 2016 increased by $18.9 million from operating income of $4.3 million for the three months ended June 30, 2015. The difference was driven mostly by $6.1 million higher net sales and the decrease of the $15.8 million in LTIP expense, partly offset by $2.2 million higher costs of goods sold and $0.8 million higher selling and administrative expense.
Operating income of $45.8 million for the six months ended June 30, 2016 increased by $33.6 million from operating income of $12.2 million for the six months ended June 30, 2015. The difference was driven mostly by the $25.4 million higher net sales and the decrease of $20.0 million in LTIP expense, partly offset by $10.5 million higher costs of goods sold and $1.3 million higher selling and administrative expense.
Other Income/(Expense), Net.  Other income/(expense), net, was net income of $0.01 million for the three months ended June 30, 2016, a decrease from the $0.03 million other expense in the same period of 2015. The decrease is primarily due to foreign exchange losses in the second quarter of 2016 as opposed to foreign exchange gains in the prior year quarter.
For the six months ended June 30, 2016, other income/(expense), net, was a net income of $0.2 million, an increase from the $0.4 million expense in the prior year period. The increase is due to foreign exchange gains for the six months ended June 30, 2016 compared to foreign exchange losses for the six months ended June 30, 2015.
Interest Expense, Net. Interest expense was $3.6 million for the three months ended June 30, 2016, a decrease from $4.2 million for the three months ended June 30, 2015, reflecting lower average outstanding borrowings during the first quarter of 2016. The Company's average gross debt under the First Lien Credit Agreement for the three months ended June 30, 2016 was $282.0 million compared to $338.7 million in prior year period.
Interest expense was $7.3 million for the six months ended June 30, 2016, a decrease from $8.4 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the Company's average gross debt under the First Lien Credit Agreement was $287.8 million compared to $343.7 million for the six months ended June 30, 2015.
(Provision for)/Benefit From Income Taxes. Provision for income taxes was $6.6 million for the three months ended June 30, 2016, compared to a benefit from income taxes of $0.1 million in the prior year period. Higher provision for income taxes was driven by higher pretax income.
Provision from income taxes was $12.9 million for the six months ended June 30, 2016, compared to a provision for income taxes of $1.2 million for the six months ended June 30, 2015. Higher provision for income taxes was driven by higher pretax income.

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

Table M2: Reconciliation of GAAP Net Income/(Loss) to Non-GAAP EBITDA and Adjusted EBITDA
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Net income/(loss)	$12,722	$(126)	$25,223	$1,894
Adjustments:
Other (income)/expense, net	(6)	(31)	(160)	417
Interest expense, net	3,648	4,184	7,346	8,405
Losses from equity method investment	240	311	435	252
Provision for/(benefit from) income taxes	6,604	(63)	12,934	1,209
Depreciation and amortization	11,842	13,141	23,788	26,270
EBITDA—Non-GAAP Measure	35,050	17,416	69,566	38,447
Long Term Incentive Plan Funded by Lone Star (a)	—	15,842	—	20,013
Adjusted EBITDA—Non-GAAP Measure	$35,050	$33,258	$69,566	$58,460

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Part I, Item 1, Financial Information - Notes to Unaudited Consolidated Financial Statements, Note 12, Debt, and the 2015 10-K for a more detailed discussion of our debt financing arrangements.

Table M3: Net Change in Cash and Cash Equivalents
	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Net cash provided by operating activities	$49,503	$22,448
Net cash used in investing activities	(1,991)	(1,704)
Net cash used in financing activities	(46,990)	(20,143)
Effect of foreign exchange rates on cash and cash equivalents	475	(389)
Net change in cash and cash equivalents	$997	$212
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 was $49.5 million, compared to $22.4 million for the six months ended June 30, 2015. Higher cash flows from operating activities for the six months ended June 30, 2016, compared to the same period 2015, are primarily the result of a $25.4 million increase in net sales.
Net Cash Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $2.0 million, compared to $1.7 million for the six months ended June 30, 2015. The investing activities for the six months ended June 30, 2016 and 2015 primarily reflect an aggregate of $2.1 million and $2.3 million, respectively, in capital expenditures and software purchased or developed, partially offset by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 was $47.0 million, compared to $20.1 million for the six months ended June 30, 2015. During the six months ended June 30, 2016 and June 30, 2015, the Company deployed $22.0 million and $20.0 million, respectively, to repurchase common stock. The Company also deployed $25.0 million and $20.0 million during the six months ended June 30, 2016 and June 30, 2015, respectively, to make payments on its long-term debt. For the six months ended June 30, 2015, the Company received $19.9 million of capital contributions from Lone Star. No contributions were received for the six months ended June 30, 2016.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2015 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2016.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	disruptions to our supply of paperboard liner, including termination of the WestRock contract;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business;

•	the effectiveness of our internal controls over financial reporting;

•	increased costs and demands on management as a public company;

•	our limited public company operating experience; and

•	additional factors discussed under the sections captioned "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, commodity price risk associated with our input costs and counterparty risk. We use derivative instruments to manage selected commodity price and interest rate exposures.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of June 30, 2016, we had $15.7 million in cash and cash equivalents. The interest expense associated with First Lien Term Loan and any loans under the Revolver will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the First Lien Term Loan and the Revolver have a LIBOR floor of 1%. A rise of current interest rate levels to above the 1% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense. As of June 30, 2016, we elected to use three month LIBOR with a rate of 0.66%. A hypothetical 1% increase in interest rates would have increased interest expense by $0.5 million for the three months ended June 30, 2016.
The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 8.0% and 7.6% of our net sales for the three and six months ended June 30, 2016, respectively, were in Canada, compared to 8.9% and 9.1% of our net sales for the three and six months ended June 30, 2015, respectively. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on three months ended June 30, 2016. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of June 30, 2016, the Company has three natural gas swap contracts for a portion of natural gas usage. The contracts mature July 31, 2016, August 31, 2016 and October 31, 2016. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2016, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures.
Management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in CBP’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, CBP’s internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended June 30, 2016 to the risk factors previously disclosed in the 2015 Form 10-K filed with the Securities and Exchange Commission on February 23, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. On August 3, 2016, the Company announced the Board of Directors has authorized an expansion of its stock repurchase program from up to $50 million to up to $100 million. The program has also been extended from the end of 2016 to the end of 2017.

Common Stock Repurchase Activity During the Three Months Ended June 30, 2016
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30, 2016	—	$—	—	$24,529,896
May 1 - May 31, 2016	133,280	21.46	133,280	21,669,845
June 1 - June 30, 2016	98,700	21.52	98,700	19,546,317
Total	231,980	$21.48	231,980

(a)
These amounts represent the remaining maximum dollar value that may yet be purchased under the $50.0 million board approval, and based on the August 3, 2016 board approval an additional $50.0 million is available.

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

CONTINENTAL BUILDING PRODUCTS, INC.
(Registrant)

	/s/ James Bachmann	August 4, 2016
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	August 4, 2016
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)