Form 10-Q
period 2016-09-30
Continental Building Products, Inc.
filed 2016-11-08
CIK 1592480

As filed with the Securities and Exchange Commission on November 8, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes    ☐    No    ☒

As of November 2, 2016, the registrant had outstanding 39,992,339 shares of the registrant’s common stock, which amount excludes 4,199,031 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands, except share data and per share amounts)
Net sales	$114,558	$108,150	$343,158	$311,322
Costs, expenses and other income:
Cost of goods sold	86,756	78,151	250,455	231,342
Selling and administrative	9,241	9,008	28,364	26,799
Long Term Incentive Plan funded by Lone Star	—	9,933	—	29,946
Total costs and operating expenses	95,997	97,092	278,819	288,087
Operating income	18,561	11,058	64,339	23,235
Other expense, net	(5,900)	(283)	(5,740)	(700)
Interest expense, net	(3,146)	(4,154)	(10,492)	(12,559)
Income before losses from equity method investment and provision for income tax	9,515	6,621	48,107	9,976
Losses from equity method investment	(291)	(278)	(726)	(530)
Income before provision for income taxes	9,224	6,343	47,381	9,446
Provision for income taxes	(3,014)	(2,104)	(15,948)	(3,313)
Net income	$6,210	$4,239	$31,433	$6,133

Net income per share:
Basic	$0.15	$0.10	$0.77	$0.14
Diluted	$0.15	$0.10	$0.77	$0.14
Weighted average shares outstanding:
Basic	40,318,741	42,999,654	40,836,000	43,556,876
Diluted	40,388,185	43,057,749	40,879,809	43,596,978
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Net income	$6,210	$4,239	$31,433	$6,133
Foreign currency translation adjustment	(239)	(1,430)	884	(2,568)
Net unrealized gain on derivatives, net of tax	(107)	292	54	790
Other comprehensive (loss)/income	(346)	(1,138)	938	(1,778)
Comprehensive income	$5,864	$3,101	$32,371	$4,355
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$34,758	$14,729
Receivables, net	34,531	35,812
Inventories	26,965	27,080
Prepaid and other current assets	3,090	6,448
Total current assets	99,344	84,069
Property, plant and equipment, net	307,443	326,407
Customer relationships and other intangibles, net	85,105	94,835
Goodwill	119,945	119,945
Equity method investment	8,297	9,262
Debt issuance costs	704	450
Total Assets	$620,838	$634,968
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$27,190	$22,788
Accrued and other liabilities	12,626	12,334
Notes payable, current portion	1,746	—
Total current liabilities	41,562	35,122
Deferred taxes and other long-term liabilities	12,466	12,537
Notes payable, non-current portion	265,053	286,543
Total Liabilities	319,081	334,202
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,191,370 and 44,145,080 shares issued at September 30, 2016 and December 31, 2015, respectively; 39,992,339 and 41,750,031 shares outstanding at September 30, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	321,865	319,817
Less: Treasury stock	(81,906)	(48,479)
Accumulated other comprehensive loss	(4,403)	(5,341)
Accumulated earnings	66,157	34,725
Total Equity	301,757	300,766
Total Liabilities and Equity	$620,838	$634,968
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$31,433	$6,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,656	38,931
Bad debt expense/(recovery)	15	(250)
Amortization of debt issuance costs and debt discount	1,651	1,742
Loss on disposal of property, plant and equipment	41	—
Losses from equity method investment	726	530
Loss on debt extinguishment	5,802	—
Stock-based compensation	1,769	730
Deferred taxes	340	(491)
Change in assets and liabilities:
Receivables	1,303	2,654
Inventories	242	(2,401)
Prepaid expenses and other current assets	3,147	1,178
Accounts payable	2,942	1,955
Accrued and other current liabilities	502	275
Other long term liabilities	(477)	(142)
Net cash provided by operating activities	85,092	50,844
Cash flows from investing activities:
Capital expenditures	(4,797)	(2,851)
Software purchased or developed	(386)	(880)
Capital contributions to equity method investment	(259)	(4)
Distributions from equity method investment	498	797
Net cash used in investing activities	(4,944)	(2,938)
Cash flows from financing activities:
Capital contribution from Lone Star Funds	—	29,750
Proceeds from debt refinancing	275,000	—
Disbursements for debt refinancing	(271,988)	—
Payments of financing costs	(4,424)	—
Proceeds from exercise of stock options	20	—
Principal payments for First Lien Credit Agreement	(25,688)	(35,000)
Payments to repurchase common stock	(33,427)	(40,035)
Net cash used in financing activities	(60,507)	(45,285)
Effect of foreign exchange rates on cash and cash equivalents	388	(990)
Net change in cash and cash equivalents	20,029	1,631
Cash, beginning of period	14,729	15,627
Cash, end of period	$34,758	$17,258
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
3. RECEIVABLES, NET

F3: Detail of Receivables, Net
	September 30, 2016	December 31, 2015
	(in thousands)
Trade receivables, gross	$35,352	$37,800
Allowance for cash discounts and doubtful accounts	(821)	(1,988)
Receivables, net	$34,531	$35,812
4. INVENTORIES

F4: Composition of Inventories
	September 30, 2016	December 31, 2015
	(in thousands)
Finished products	$7,158	$5,454
Raw materials	12,662	14,557
Supplies and other	7,145	7,069
Inventories	$26,965	$27,080
5. PROPERTY, PLANT AND EQUIPMENT, NET

F5: Property, Plant and Equipment Details
	September 30, 2016	December 31, 2015
	(in thousands)
Land	$12,926	$12,925
Buildings	112,589	112,121
Plant machinery	273,662	272,613
Mobile equipment	6,008	3,837
Construction in progress	8,832	6,812
Property, plant and equipment, at cost	414,017	408,308
Accumulated depreciation	(106,574)	(81,901)
Total property, plant and equipment, net	$307,443	$326,407
Depreciation expense was $8.5 million and $25.2 million for the three and nine months ended September 30, 2016, respectively, compared to $8.7 million and $26.5 million for the three and nine months ended September 30, 2015, respectively.

6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

F6: Details of Customer Relationships and Other Intangibles, Net
	September 30, 2016	December 31, 2015
	(in thousands)
Customer relationships	$116,410	$116,073
Purchased and internally developed software	5,688	5,284
Trademarks	14,801	14,759
Customer relationships and other intangibles, at cost	136,899	136,116
Accumulated amortization	(51,794)	(41,281)
Customer relationships and other intangibles, net	$85,105	$94,835
Amortization expense was $3.4 million and $10.4 million for the three and nine months ended September 30, 2016, respectively, compared to $4.0 million and $12.4 million for the three and nine months ended September 30, 2015, respectively.
Customer relationship assets are amortized over a 15 year period using an accelerated method that reflects the expected future cash flows from the acquired customer-list intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.
Software development costs are amortized over a 3 year life with the expense recorded in selling and administrative expense. Amortization expense related to capitalized software was $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2015.
7. ACCRUED AND OTHER LIABILITIES

F7: Details of Accrued and Other Liabilities
	September 30, 2016	December 31, 2015
	(in thousands)
Employee-related costs	$7,342	$7,621
Income taxes	826	2,482
Other taxes	3,472	1,390
Other	986	841
Accrued and other liabilities	$12,626	$12,334
8. INCOME TAXES
The Company’s annual estimated effective tax rate is approximately 33.8%. The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.

9. COMMITMENTS AND CONTINGENCIES
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three and nine months ended September 30, 2016 was $1.0 million and $3.1 million, respectively, compared to $1.2 million and $3.3 million for the same periods in 2015, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $16.4 million and $49.5 million for the three and nine months ended September 30, 2016, respectively, compared to $17.6 million and $50.4 million for the three and nine months ended September 30, 2015, respectively.

F9: Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments by Year
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
October 1, 2016 through December 31, 2016	$363	$15,264
2017	1,183	31,292
2018	616	29,463
2019	1,494	19,870
2020	—	14,185
2021	—	3,232
Thereafter	—	27,173
Total	$3,656	$140,479
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of September 30, 2016 and December 31, 2015, the Company had outstanding letters of credit of approximately $2.1 million and $3.0 million, respectively.
In March 2015, a group of homebuilders commenced a lawsuit against the Company and other U.S. wallboard manufacturers, alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The complaint, as amended in October 2015, December 2015 and March 2016, also alleged that the manufacturers agreed to abolish the use of "job quotes" and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The case was transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company filed a motion to dismiss the case with respect to the Company in April 2016 and denied any wrongdoing of the type alleged in the amended complaint. In June 2016, the Court granted the Company's motion to dismiss the case with respect to the Company, with prejudice. In July 2016, the plaintiffs filed a Motion to Certify Order for Interlocutory Appeal seeking to challenge the Court's decision to grant the Company's motion to dismiss. In September 2016 the Court denied the plaintiffs' motion to Certify Order to Interlocutory appeal, and, based on the Court's order dismissing the case against the Company, the plaintiffs and the Company executed a joint stipulation dismissing the case against the Company, with prejudice. The dismissal of the case against Continental does not limit or restrict the right of the plaintiffs eventually to appeal the Court's order dismissing the case. The Company believes it has meritorious defenses to the allegations and does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.
In July 2015, the Company received a grand jury subpoena directing it to provide certain documents in connection with an investigation being conducted by the Department of Justice regarding antitrust matters in the gypsum drywall industry. The Company cooperated fully with the Department of Justice in responding to the subpoena. In September of 2016, the Department of Justice advised the Company that the Company has no further obligations under the subpoena and that nothing further is required from the Company with respect to the subpoena. The Company does not believe the investigation will have a material adverse effect on its financial condition, results of operations or liquidity.
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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2016 and December 31, 2015, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
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
Paperboard liner purchased from Seven Hills was $11.1 million and $34.0 million for the three and nine months ended September 30, 2016, respectively, compared to $11.8 million and $34.2 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Company had certain purchase commitments for paper totaling $33.0 million through 2019.

12. DEBT

F12.1: Details of Debt
	September 30, 2016	December 31, 2015
	(in thousands)
First Lien Credit Agreement (a)	$274,313	$296,988
Less: Original issue discount (net of amortization)	(2,014)	(2,372)
Less: Debt issuance costs	(5,500)	(8,073)
Total debt	266,799	286,543
Less: Current portion of long-term debt	(1,746)	—
Long-term debt	$265,053	$286,543
(a) As of September 30, 2016, the First Lien Credit Agreement, as amended and restated, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.75%, compared to as of December 31, 2015, at which time the First Lien Credit Agreement had a maturity date of August 28, 2020 and an interest rate of LIBOR (with a 1.00% floor) plus 3.00%. The First Lien Credit Agreement was amended and restated in August 2016 as discussed below.

In connection with the Acquisition, the Company purchased certain assets from Lafarge N.A. with cash. In order to finance a portion of the consideration payable to Lafarge N.A., the Company and its subsidiary Continental Building Products Operating Company, LLC ("OpCo") entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the "First Lien Credit Agreement") and a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent for borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility (the "Revolver") as part of the First Lien Credit Agreement. The available amount under the First Lien Credit Agreement was subsequently increased to $415.0 million (the "First Lien Term Loan"). In conjunction with the initial issuance of this debt, the Company incurred $15.3 million of debt issuance costs which were being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt.
On August 18, 2016, the Company, Opco and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the First Lien Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility and a $75 million senior secured revolving credit facility, which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, the Company incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other Expense, net on the Consolidated Statement of Operations and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, the Company recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statement of Operations.
Interest under the First Lien Credit Agreement was floating. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s. The interest rate under the Amended and Restated Credit Agreement remains floating with a spread over LIBOR of 2.75% and floor of 0.75%.
The First Lien Credit Agreement was, and the Amended and Restated Credit Agreement is, secured by the underlying property and equipment of the Company. During the nine months ended September 30, 2016 and 2015, the Company pre-paid $25.7 million and $35.0 million, respectively, of principal payments. As of September 30, 2016, the annual effective interest rate on the Amended and Restated Credit Agreement including original issue discount and amortization of debt issuance costs was 4.0%.
There were no amounts outstanding under the Company's revolving credit facility as of September 30, 2016 or December 31, 2015. During the nine months ended September 30, 2016 the Company borrowed and repaid in full $22.0 million under the applicable revolving credit facility, compared to $10.0 million which the Company borrowed and repaid in full during the nine months ended September 30, 2015. Interest under the revolving credit facility under the Amended and Restated Credit Agreement (the "Revolver") is floating, based on LIBOR) plus 225 basis points. In addition, the Company pays a facility fee of

50 basis points per annum on the total Revolver facility. Availability under the Revolver as of September 30, 2016, based on draws and outstanding letters of credit and absence of violations of covenants, was $72.9 million.
Total interest paid for the three and nine months ended September 30, 2016 was $2.6 million and $8.5 million, respectively, compared to $3.4 million and $10.3 million for the three and nine months ended September 30, 2015, respectively.

F12.2: Future Minimum Principal Payments Due Under the Credit Agreements
Amount Due
(in thousands)
2016	$688
2017	2,750
2018	2,750
2019	2,750
2020	2,750
Thereafter	262,625
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at September 30, 2016, the total leverage ratio of no greater than 5.0 per the financial covenant was not applicable at September 30, 2016.

13. DERIVATIVE INSTRUMENTS
The Company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond one year for commodity derivative instruments. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows.
Commodity Derivative Instruments
As of September 30, 2016, the Company had 630 thousand millions of British Thermal Units ("mmBTUs") in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by March 31, 2017. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive loss as of September 30, 2016 was $12,000 which is net of a tax amount of $6,000. No ineffectiveness was recorded on these contracts during the three months ended September 30, 2016 and 2015. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
For the three and nine months ended September 30, 2016, approximately $0.2 million of losses, net of $59,000 of tax benefit and $0.1 million of gains, net of $25,000 of tax expense, respectively, were recognized in other comprehensive income for the commodity contracts. For the three and nine months ended September 30, 2016, the amount of loss reclassified from accumulated other comprehensive income into income was $0.1 million and $0.3 million, respectively. As of September 30, 2016, there was $45,000 recorded in other current liabilities and $27,000 recorded in other current assets. As of December 31, 2015, $0.3 million was recorded in other current liabilities and $0.2 million was recorded in other current assets.
Interest Rate Derivative Instrument
The Company had an interest rate cap on three month U.S. Dollar LIBOR of 2% for a portion of the principal amount outstanding under the First Lien Credit Agreement that expired March 31, 2016. The hedge was being accounted for as a cash flow hedge. Changes in the time value of the interest rate cap are reflected directly in earnings through “other expense, net” in non-operating income. The Company recorded nominal amounts in the three months ended March 31, 2016 and the nine months ended September 30, 2015.
In September 2016, the Company entered into interest rate swap agreements for a combined notional amount of $100.0 million with a term of 4 years, which swapped the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The net unrealized gain that remained in accumulated other comprehensive loss as of September 30, 2016 was $8,000 which is net of a tax amount of $4,000. For both the three and nine months ended September 30, 2016, approximately $8,000 of gains, net of of tax expense of $4,000 were recognized in other comprehensive income for the interest rate contracts. As of September 30, 2016, there was $0.1 million recorded in other current liabilities and $0.1 million was recorded in other current assets.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of September 30, 2016, the Company’s derivatives were in a $6,000 net liability position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2016, the Company had no collateral posted with its counterparties related to the derivatives.

14. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard which represented approximately 97.2% and 96.9% of the Company's revenues for the three and nine months ended September 30, 2016, respectively, compared to 96.7% and 96.7% of the Company’s revenues for the three and nine months ended September 30, 2015, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also operates other business activities, primarily finishing products, which complement the Company’s full range of wallboard products.
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

F14.1: Segment Reporting
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Net Sales:
Wallboard	$111,322	$104,624	$332,514	$300,936
Other	3,236	3,526	10,644	10,386
Total net sales	114,558	108,150	343,158	311,322
Operating income:
Wallboard	18,572	11,122	64,192	23,318
Other	(11)	(64)	147	(83)
Total operating income	18,561	11,058	64,339	23,235
Adjustments:
Interest expense	(3,146)	(4,154)	(10,492)	(12,559)
Loss from equity investment	(291)	(278)	(726)	(530)
Other expense, net	(5,900)	(283)	(5,740)	(700)
Income before provision for income taxes	9,224	6,343	47,381	9,446
Depreciation and Amortization:
Wallboard	11,595	12,376	34,836	38,058
Other	273	285	820	873
Total depreciation and amortization	$11,868	$12,661	$35,656	$38,931

F14.2: Net Sales By Geographic Region
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
United States	$104,704	$99,956	$316,040	$284,707
Canada	9,854	8,194	27,118	26,615
Net sales	$114,558	$108,150	$343,158	$311,322

F14.3: Assets By Geographic Region
	Fixed Assets		Total Assets
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
United States	$304,352	$323,361	$601,906	$617,878
Canada	3,091	3,046	18,932	17,090
Total	$307,443	$326,407	$620,838	$634,968
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
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, the Company has repurchased shares of its common stock on the open market and in the March 2016 private transaction with LSF8 described above. On August 3, 2016, the Company announced the Board of Directors had approved an expansion of its stock repurchase program by $50.0 million, increasing the aggregate authorization from up to $50.0 million to up to $100.0 million. The program was also extended from the end of 2016 to the end of 2017.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company’s earnings per share calculation.

F15: Treasury Stock Activity
	September 30, 2016			September 30, 2015
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	3,678,188	$70,489	$19.16	915,364	$20,036	$21.89
Repurchases on open market	520,843	11,417	21.92	—	—	—
Repurchase from LSF8 in private transaction	—	—	—	1,007,500	19,999	19.85
Ending Balance	4,199,031	$81,906	$19.51	1,922,864	$40,035	$20.82

For the Nine Months Ended:
Beginning Balance	2,395,049	$48,479	$20.24	—	$—	$—
Repurchases on open market	903,982	18,937	20.95	2,164	37	17.20
Repurchase from LSF8 in private transaction	900,000	14,490	16.10	1,920,700	39,998	20.82
Ending Balance	4,199,031	$81,906	$19.51	1,922,864	$40,035	$20.82

(a) Includes commissions paid for repurchases on open market.

16. SHARE-BASED COMPENSATION
For the three and nine months ended September 30, 2016, the Company recognized share-based compensation expenses of $0.6 million and $1.8 million, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.
17. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potential dilutive common stock has no effect on income available to common stockholders.

F17: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands, except for per share amounts)
Net income	$6,210	$4,239	$31,433	$6,133

Weighted average number of shares outstanding- basic	40,318,741	42,999,654	40,836,000	43,556,876
Effect of dilutive securities:
Restricted stock awards	9,926	12,547	8,132	11,489
Restricted stock units	41,575	9,828	24,384	1,056
Performance restricted stock units	—	5,349	—	—
Stock options	17,943	30,371	11,293	27,557
Total effect of dilutive securities	69,444	58,095	43,809	40,102
Weighted average number of shares outstanding - diluted	40,388,185	43,057,749	40,879,809	43,596,978

Basic earnings per share	$0.15	$0.10	$0.77	$0.14
Diluted earnings per share	$0.15	$0.10	$0.77	$0.14

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
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2016 and December 31, 2015, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at September 30, 2016 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. The natural gas hedges had a negative fair value of $12,000 as of September 30, 2016, net of tax amount of $6,000, compared to a negative fair value of $0.1 million, net of tax amount of $30,000 as of December 31, 2015. Interest rate swaps had a positive fair value of $8,000 as of September 30, 2016, net of tax amount of less than $4,000. Both the natural gas hedges and interest rate swaps are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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
Our primary reportable segment is wallboard, which accounted for approximately 97% of our net sales in both the three and nine months ended September 30, 2016, respectively, compared to 97% for both the three and nine months ended September 30, 2015. We also operate other business activities, primarily finishing products, which complement our full range of wallboard products. See Part I, Item 1, Financial Information - Notes to Consolidated Financial Statements, Note 14, Segment Reporting.
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% and 62% of our costs of goods sold for the three and nine months ended September 30, 2016, respectively, compared to 61% for the same periods in 2015. Depreciation and amortization represented 13% and 14% of our costs of goods sold for the three and nine months ended September 30, 2016, respectively, compared to 16% of our costs of goods sold for both the three and nine months ended September 30, 2015. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 23% and 24% of our costs of goods sold for the three and nine months ended September 30, 2016, respectively, compared to 23% of our costs of goods sold for both the three and nine months ended September 30, 2015, respectively.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 67% and 68% of our manufacturing cash costs for the three and nine months ended September 30, 2016, respectively, compared to 69% and 67% for the same periods in 2015, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 33% and 32% of our manufacturing cash costs for the three and nine months ended September 30, 2016, respectively, compared to 31% and 33% of our manufacturing cash costs for the three and nine months ended September 30, 2015, respectively.
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

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands, except mill net)
Net Sales	$114,558	$108,150	$343,158	$311,322
Costs, expenses and other income:
Cost of goods sold	86,756	78,151	250,455	231,342
Selling and administrative	9,241	9,008	28,364	26,799
Long Term Incentive Plan funded by Lone Star	—	9,933	—	29,946
Total costs and operating expenses	95,997	97,092	278,819	288,087
Operating income	18,561	11,058	64,339	23,235
Other expense, net	(5,900)	(283)	(5,740)	(700)
Interest expense, net	(3,146)	(4,154)	(10,492)	(12,559)
Income before losses from equity method investment and provision for income taxes	9,515	6,621	48,107	9,976
Losses from equity method investment	(291)	(278)	(726)	(530)
Income before provision for income taxes	9,224	6,343	47,381	9,446
Provision for income taxes	(3,014)	(2,104)	(15,948)	(3,313)
Net income	$6,210	$4,239	$31,433	$6,133
Other operating data:
Capital expenditures and software purchased or developed	$3,062	$1,444	$5,183	$3,731
Wallboard sales volume (million square feet)	634	567	1,894	1,603
Mill net sales price (1)	$144.34	$153.05	$144.61	$155.68

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Net Sales. Net sales increased by $6.4 million, up 5.9% from $108.2 million for the three months ended September 30, 2015, to $114.6 million for the three months ended September 30, 2016. The increase was primarily attributable to $12.4 million favorable impact of higher wallboard volumes driven by higher demand in the United States. The decrease in the average net selling price for gypsum wallboard at constant exchange rates had a $5.7 million unfavorable impact on net sales. Our non-wallboard products had a $0.3 million negative impact and foreign currency had a nominal positive effect on net sales.
Net sales increased by $31.8 million, up 10.2% from $311.3 million for the nine months ended September 30, 2015, to $343.2 million for the nine months ended September 30, 2016. The increase was primarily attributable to $54.7 million favorable impact of higher wallboard volumes driven by higher demand in the United States. The decrease in the average net selling price for gypsum wallboard at constant exchange rates had a $21.9 million unfavorable impact on net sales. Our non-wallboard products had a $0.5 million positive impact and foreign currency had a combined unfavorable impact of $1.5 million.
Cost of Goods Sold. Cost of goods sold increased $8.6 million, up 11.0% from $78.2 million for the three months ended September 30, 2015, to $86.8 million for the three months ended September 30, 2016. Higher wallboard volumes increased freight costs and input costs by $2.1 million and $3.6 million, respectively. In addition, labor and maintenance costs increased collectively by $2.8 million, primarily due to higher volumes. Higher wallboard input costs per thousand square feet ("MSF"), primarily related to paper and gypsum, resulted in a $1.1 million increase. Other manufacturing costs increased $0.3 million. These increases were partially offset by a decrease of amortization and depreciation costs of $0.8 million and a decrease in non-wallboard manufacturing costs of $0.4 million.
Cost of goods sold increased $19.1 million, up 8.3% from $231.3 million for the nine months ended September 30, 2015, to $250.5 million for the nine months ended September 30, 2016. Higher wallboard volumes increased freight costs and input costs by $9.3 million and $16.1 million, respectively. In addition, labor and maintenance costs increased collectively by $4.3 million primarily due to higher volumes. Lower wallboard input costs per MSF resulted in a $4.2 million decrease. Other manufacturing costs decreased $0.4 million. Amortization and depreciation costs decreased $3.3 million and non-wallboard manufacturing costs decreased $0.1 million.
Selling and Administrative Expense. Selling and administrative expense increased $0.2 million, up 2.6% to $9.2 million for the three months ended September 30, 2016 compared to $9.0 million for the three months ended September 30, 2015. This increase was driven by a $0.3 million increase in stock compensation expense, offset by a net decrease of other selling and administrative expense of $0.1 million.
Selling and administrative expense increased $1.6 million, up 5.8% to $28.4 million for the nine months ended September 30, 2016 compared to $26.8 million for the nine months ended September 30, 2015. This increase was primarily driven by a $1.0 million increase in stock compensation expense, a $0.3 million increase in bonus expense and a $0.3 million increase in bad debt expense for the nine months ended September 30, 2016, compared to the same period 2015.
Long Term Incentive Plan Funded by Lone Star. Under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan ("LTIP"), certain of our officers and the estate of our former CEO were eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds ("LSF8"), in the event of certain monetization events described in greater detail in the 2015 10‑K. LSF8 was responsible for funding any payments under the LTIP. The secondary public offering in March 2015 triggered a monetization event for the first time and resulted in the payment of $4.2 million and the secondary public offering in May and September 2015 resulted in aggregate payments of $15.8 million and $9.9 million, respectively. As these payments arose out of employment with the Company, the $9.9 million and $29.9 million expense was recorded on the Company's books for the three and nine months ended September 30, 2015, respectively, and was also deductible for tax purposes. The funding of LTIP was recorded as capital contributions from LSF8 in the statement of cash flows under financing activities. No payments were made under the LTIP in the three months and nine months ended September 30, 2016 and no further payments will be made under the LTIP.
Operating Income. Operating income of $18.6 million for the three months ended September 30, 2016 increased by $7.5 million from operating income of $11.1 million for the three months ended September 30, 2015. The difference was driven mostly by $6.4 million higher net sales and the absence of any LTIP expense in the current period, as compared to $9.9 million in LTIP expense in 2015, partly offset by $8.6 million higher costs of goods sold and $0.2 million higher selling and administrative expense.
Operating income of $64.3 million for the nine months ended September 30, 2016 increased by $41.1 million from operating income of $23.2 million for the nine months ended September 30, 2015. The difference was driven mostly by the $31.8 million higher net sales and the absence of any LTIP expense in the current period, as compared to $29.9 million in LTIP expense in 2015, partly offset by $19.1 million higher costs of goods sold and $1.6 million higher selling and administrative expense.
Other Expense, Net.  Other expense, net, was $5.9 million for the three months ended September 30, 2016, an increase in expenses from the $0.3 million other expense in the same period of 2015. The increase was primarily due to $5.8 million in additional expenses associated with the debt refinancing in the third quarter 2016.
For the nine months ended September 30, 2016, other expense, net, was a net expense of $5.7 million, an increase in expenses from the $0.7 million expense in the prior year period. The increase was primarily due to $5.8 million in additional expenses associated with the debt refinancing in the the third quarter 2016.
Interest Expense, Net. Interest expense was $3.1 million for the three months ended September 30, 2016, a decrease from $4.2 million for the three months ended September 30, 2015, reflecting lower average outstanding borrowings during the third quarter of 2016 compared to the same period in 2015 and the lower interest rate following the debt refinancing in August 2016.
Interest expense was $10.5 million for the nine months ended September 30, 2016, a decrease from $12.6 million for the nine months ended September 30, 2015, reflecting lower average outstanding borrowings during the first nine months of 2016 compared to the same period in 2015 and the lower interest rate following the debt refinancing in August 2016. See Part I, Item 1, Financial Information - Notes to Consolidated Financial Statements, Note 12, Debt for further details on the refinancing.
Provision for Income Taxes. Provision for income taxes was $3.0 million for the three months ended September 30, 2016, compared to $2.1 million in the prior year period. Higher provision for income taxes was driven by higher pretax income.
Provision from income taxes was $15.9 million for the nine months ended September 30, 2016, compared to a provision for income taxes of $3.3 million for the nine months ended September 30, 2015. Higher provision for income taxes was driven by higher pretax income.

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

Table M2: Reconciliation of GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Net income	$6,210	$4,239	$31,433	$6,133
Adjustments:
Other expense, net	5,900	283	5,740	700
Interest expense, net	3,146	4,154	10,492	12,559
Losses from equity method investment	291	278	726	530
Provision for income taxes	3,014	2,104	15,948	3,313
Depreciation and amortization	11,868	12,661	35,656	38,931
EBITDA—Non-GAAP Measure	30,429	23,719	99,995	62,166
Long Term Incentive Plan Funded by Lone Star (a)	—	9,933	—	29,946
Adjusted EBITDA—Non-GAAP Measure	$30,429	$33,652	$99,995	$92,112

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under the debt financing arrangements. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Part I, Item 1, Financial Information - Notes to Unaudited Consolidated Financial Statements, Note 12, Debt, for a more detailed discussion of our debt financing arrangements.

Table M3: Net Change in Cash and Cash Equivalents
	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Net cash provided by operating activities	$85,092	$50,844
Net cash used in investing activities	(4,944)	(2,938)
Net cash used in financing activities	(60,507)	(45,285)
Effect of foreign exchange rates on cash and cash equivalents	388	(990)
Net change in cash and cash equivalents	$20,029	$1,631
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 was $85.1 million, compared to $50.8 million for the nine months ended September 30, 2015. Higher cash flows from operating activities for the nine months ended September 30, 2016, compared to the same period 2015, were primarily the result of a $31.8 million increase in net sales and a $29.9 million LTIP payment in the nine months ended September 30, 2015.
Net Cash Used In Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $4.9 million, compared to $2.9 million for the nine months ended September 30, 2015. The investing activities for the nine months ended September 30, 2016 and 2015 primarily reflect an aggregate of $5.2 million and $3.7 million, respectively, in capital expenditures and software purchased or developed, partially offset by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 was $60.5 million, compared to $45.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and September 30, 2015, the Company deployed $33.4 million and $40.0 million, respectively, to repurchase common stock. The Company also deployed $25.7 million and $35.0 million during the nine months ended September 30, 2016 and September 30, 2015, respectively, to make payments on its long-term debt. For the nine months ended September 30, 2015, the Company received $29.8 million of capital contributions from Lone Star. No contributions were received for the nine months ended September 30, 2016.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2015 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2016.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of September 30, 2016, we had $34.8 million in cash and cash equivalents. The interest expense associated with the term loan and revolving credit facility under the Amended and Restated Credit Agreement will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the term loan under the Amended and Restated Credit Agreement have a LIBOR floor of 0.75%. A rise of interest rate levels to above the 0.75% floor would be required to increase our interest expense and a reduction in interest rates would have no impact on our interest expense as the LIBOR specified the calculation of interest in the third quarter 2016 was below the floor. A hypothetical 1.00% increase in interest rates would have increased interest expense by $0.5 million for the three months ended September 30, 2016. We based this sensitivity calculation on the three month LIBOR rate of 0.63% as of June 28, 2016 in accordance with the measurement date specified in the Amended and Restated Credit Agreement.
As of September 30, 2016, the Company had interest rate swaps with a combined notional amount of $100.0 million and with a 4 years term, which swapped the floating interest rate on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323%. The fair value of these interest rate swaps was $12,000 as of September 30, 2016.
The return on our cash equivalents balance was less than one percent. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 8.6% and 7.9% of our net sales for the three and nine months ended September 30, 2016, respectively, were in Canada, compared to 7.6% and 8.5% of our net sales for the three and nine months ended September 30, 2015, respectively. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on three months ended September 30, 2016. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of September 30, 2016, the Company had six natural gas swap contracts for a portion of natural gas usage. The contracts mature October 31, 2016, November 30, 2016, December 31, 2016 and March 31, 2017. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2016, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures.
Management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended September 30, 2016 to the risk factors previously disclosed in the 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. On August 3, 2016, the Company announced the Board of Directors had approved an expansion of its stock repurchase program by $50 million, increasing the aggregate authorization from up to $50.0 million to up to $100.0 million. The program was also extended from the end of 2016 to the end of 2017.

Common Stock Repurchase Activity During the Three Months Ended September 30, 2016
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs (a)
July 1 - July 31, 2016	65,280	$21.51	65,280	$18,142,056
August 1 - August 31, 2016	189,600	22.30	189,600	63,913,405
September 1 - September 30, 2016	265,963	21.75	265,963	58,129,495
Total	520,843	$21.92	520,843

(a)
These amounts represent the remaining maximum dollar value that may yet be purchased under the board approval. As of July 31, 2016 this amount is related to the $50.0 million approval made in 2015, and the amounts for August and September have been adjusted to account for the additional $50.0 million approval in August 2016, bringing the total approved amount to $100.0 million.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Amended and Restated Credit Agreement dated as of August 18, 2016 among Continental Building Products Inc., Continental Building Products Operating Company, LLC, Continental Building Products Canada, Inc. the lenders party thereto and Credit Suisse AG as Administrative Agent, filed on August 22, 2016 as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.

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

CONTINENTAL BUILDING PRODUCTS, INC.
(Registrant)

	/s/ James Bachmann	November 8, 2016
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	November 8, 2016
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)