Form 10-K
period 2016-12-31
Continental Building Products, Inc.
filed 2017-02-24
CIK 1592480

As filed with the Securities and Exchange Commission on February 24, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number: 001-36293

CONTINENTAL BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
Delaware	61-1718923
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)
12950 Worldgate Drive, Suite 700, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)
(703) 480-3800
(Registrant's telephone number, including the area code)

Securities Registered Pursuant to Section 12(b) Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) Act:
Title of Each Class	Name of Exchange on Which Registered
None	n/a
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☐    No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer        ☒            Accelerated filer                ☐
Non-accelerated filer        ☐            Smaller Reporting Company        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes    ☐    No    ☒

As of February 22, 2017, the registrant had outstanding 39,857,115 shares of the registrant’s common stock, which amount excludes 4,636,278 shares of common stock held by the registrant as treasury shares.
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $900.6 million, based upon the last reported sales price for such date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

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
General
We are a leading, high margin manufacturer of gypsum wallboard and complementary finishing products. Our manufacturing facilities and sales efforts are concentrated in the eastern United States and eastern Canada. Gypsum wallboard is a primary building material used in new residential and commercial construction and repair and remodel ("R&R"). We estimate that in 2016 our market share in the United States east of the Mississippi River, a market which accounted for more than 55% of total U.S. wallboard demand, was approximately 17%, and our share is significantly higher in many of the major metropolitan areas within a shipping radius of 300 miles of our facilities, which include New York, Miami, Tampa, Orlando, Cincinnati, Cleveland, Columbus, Indianapolis, Nashville, Jacksonville and Hartford.
We sell our products in the new residential, R&R and commercial construction markets. Traditionally, the new residential construction market has been the most significant contributor to wallboard industry demand. It has also been the most volatile. During the most recent economic downturn, new residential construction contracted sharply, but has rebounded in recent years as the economy continues its expansion. R&R activity was also affected by the last recession but has also recovered with the broader economy. We believe that R&R construction will remain an important source of demand as existing U.S. housing stock ages and properties that were foreclosed during the downturn are rehabilitated. The commercial construction market encompasses areas such as office, retail, healthcare, hospitality and government building projects.
The North American gypsum wallboard industry is the largest in the world, with the world’s highest per capita consumption rate. Gypsum wallboard is a low-cost, widely used building product for interior and exterior walls and ceilings in residential and commercial structures. It is highly regarded for its ease and speed of application and its superior performance in providing comfort, fire resistance and thermal and sound insulation. The primary raw material, gypsum, can be either natural or synthetic. Natural gypsum is a mineral mined in select areas throughout North America. Synthetic gypsum is sourced primarily via flue gas desulfurization within coal-fired power plants. According to the Gypsum Association, use of synthetic gypsum has increased from 5% of total wallboard production in 1995 to 45% in 2016. We currently use exclusively synthetic gypsum in our manufacturing process.
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
The U.S. housing market has continued to grow over the last several years. U.S. housing starts reached 1.00 million in 2014, 1.11 million in 2015 and 1.17 million in 2016, according to the U.S. Census Bureau, driving wallboard consumption to 21.5 bsf 22.1 bsf and 24.7 bsf, respectively.
We believe that there is room for continued improvement in housing starts. Housing starts have averaged 1.44 million over the past 50 years, which is approximately 23% greater than the 2016 starts of 1.17 million. Wallboard consumption has historically correlated closely with increased construction activity, typically trailing housing starts by approximately three to six months. To the extent housing starts continue to increase, we expect a corresponding increase in wallboard demand.

We also expect continued recovery in the R&R market and improvement in the commercial construction market. In the residential segment, the Remodeling Market Index, or RMI, which measures home remodel activity, stood at 54 in the fourth quarter of 2016 according to NAHB Economics Group (an index number of 50 indicates equal numbers of remodelers report activity higher and lower than the previous quarter). Additionally, according to projections from Dodge Data & Analytics, commercial building, measured in dollars spent, is expected to increase by 6% in 2017.
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
On August 30, 2013, Lone Star Fund VIII (U.S.), L.P., which we refer to in this Annual Report on Form 10-K, along with its affiliates and associates (excluding us and companies that it owns as a result of its investment activity), as Lone Star, acquired substantially all of the assets comprising Lafarge’s North American gypsum business for a purchase price of approximately $703 million and the assumption of certain liabilities pursuant to the terms of the asset purchase agreement signed in connection with the Acquisition. On March 18, 2016, Lone Star sold its remaining shares of our common stock and, to our knowledge, no longer holds any ownership interest in the Company.
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
We regularly achieve high rankings in customer service surveys and have received numerous “supplier of the year” awards from major customers. We consistently provide a high level of service to our customers through a combination of product availability and quality, on-time delivery, and timely and accurate invoicing. We sell our products through several different channels and to a broad group of customers, including gypsum wallboard distributors, buying groups, wholesalers and mass merchants. Lowes, our largest customer, represented 15%, 16% and 15% of our net sales in years ended December 31, 2016, 2015 and 2014, respectively, and no other customer represented more than 10% of sales.
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

Gypsum wallboard is manufactured by mixing finely ground, partially dehydrated, or calcined, gypsum with water and forming the resulting slurry between two layers of continuous paperboard liner. It is allowed to harden briefly before being dried and cut to specification.
The manufacturing process is tightly controlled to achieve uniformity and desired board characteristics. Additives can be introduced to the slurry at the beginning of the process to give the resulting board enhanced properties. For instance, fiberglass can be added to enhance fire resistance or fungicides added to defend against mold. Additives are also used to control the manufacturing process and to counteract impurities occurring in the gypsum.
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
We purchase all of our synthetic gypsum supplies from coal-fired power plants with operations near, or easily accessible to, our wallboard facilities. To secure our supplies, we have entered into long-term agreements with major suppliers with remaining terms (with extensions) ranging from approximately 10 years to 33 years. Our supply contracts provide for a base price with escalation provisions. These contracts are structured as “take-or-pay” arrangements, where the sellers are required to supply a specified annual amount of gypsum and we are required to buy a specified annual amount, or else, in either case, pay penalties under the contracts. Two of our plants have sufficient supply under contract to operate at our full design capacity, while one of our plants requires a small amount of additional supply at full capacity. We believe that we would be able to purchase additional synthetic gypsum on the open market to the extent any production increases require it, or if market conditions are favorable.
Our Seven Hills joint venture with WestRock Company, or WestRock, provides us with a reliable source of high-quality paperboard liner required for consistent wallboard production. We therefore have a long-term supply agreement that fulfills most of our current paper requirements. The Seven Hills joint venture has the capacity to supply us with approximately 75% of our paper needs at our full capacity, and some additional capacity can be added with a modest additional investment.
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
Our wallboard facilities are located in close proximity to major metropolitan areas in the eastern United States and eastern Canada, lowering both our inbound and outbound transportation costs and facilitating timely delivery to our customers. Each of our facilities allows us to offer same-day delivery service to many of our key metropolitan markets, including our Buchanan plant, which provides same-day delivery service to customers in the New York City tri-state area, which management believes provides us with a competitive advantage.

Competition
The market for our wallboard and finishing products is highly competitive. We believe the key competitive factors in the market include:

•	price;

•	service;

•	product quality; and

•	product range.
There are currently seven gypsum wallboard manufacturers in the United States: USG, National Gypsum, Georgia-Pacific, CertainTeed, Eagle Materials, Pabco Gypsum, and us. Of these, we believe only six compete in the eastern United States. Gypsum wallboard has a high weight-to-value ratio, so it is advantageous to both source raw materials and produce gypsum wallboard in close proximity to where it is used. If manufacturing facilities are not located in close proximity to end markets, transportation costs can render the cost of finished goods uncompetitive compared to locally manufactured wallboard. Accordingly, competition in the industry occurs principally on a regional basis. Each competitive geographic region has a different group of manufacturers and customers and, as a result, a different competitive landscape. A number of our competitors are larger than us and may have greater resources or lower costs of capital than we do.
Although gypsum wallboard remains a regional industry, consolidation in the industry has resulted in increased market share for certain industry participants, including us. In 1997 there were thirteen gypsum wallboard producers, compared to seven in 2016. This consolidation has occurred almost entirely amongst the smaller producers. Since 1997, our national market share has grown from 3% to 10%.
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
Employees
We had 617 employees as of December 31, 2016. Some of our employees at our Buchanan wallboard plant, representing approximately 13% of our workforce, are represented by two unions. The collective bargaining agreements with these two unions will expire on November 30, 2017. Our remaining employees are non-union. We believe our relationships with both our union and non-union employees are good.
Intellectual Property
We maintain many trademarks for our wallboard and finishing products, including, among others, LiftLite ®, Firecheck ®, Mold Defense ® and Rapid Coat ®. We also rely on patents and trade secret law to protect some of our manufacturing processes. Loss of one or more of our patents, trademarks or licenses would not have a material impact on our business or our ability to continue our operations in the foreseeable future.
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
Our manufacturing processes for wallboard use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. The U.S. Congress and several states are considering or have adopted legislation to reduce emission of greenhouse gases, including carbon dioxide and methane. In October 2016, following litigation regarding rules proposed by the EPA in 2010 and the regulation of greenhouse gases, the EPA proposed new rules requiring that new or modified “stationary sources” that are already subject to "Prevention of Significant Deterioration" permitting, and that increase greenhouse gas emissions by 75,000 tons per year, demonstrate that they are incorporating the “best available control technology” to minimize those emissions. If these rules are finalized, to the extent we decide to make major modifications to our plants, these rules could require that we incur significant costs to satisfy permitting requirements. In addition, the EPA has adopted regulations (the validity of which are currently the subject of litigation) known as the Clean Power Plan designed to reduce the emissions of carbon dioxide from power plants. Enactment of new climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of additional regulations by the EPA and analogous state or Canadian governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a material adverse effect on our operations and demand for our services or products. From time to time, legislation has been introduced proposing a “carbon tax” on energy use or establishing a so-called “cap and trade” system. Such legislation would likely increase the cost of energy and, therefore, could materially increase our manufacturing costs. See “Risk Factors".
Additional Information
See Note 19 to the Consolidated Financial Statements for financial information pertaining to our Wallboard segment and Item 1A—Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our business and operating results.
Available Information
Our website address is www.continental-bp.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments or supplements to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Principles of Corporate Governance, our Code of Ethics and Business Conduct, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

Item 1A. Risk Factors
Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, financial performance and condition or industry. You should carefully consider these factors, together with all of the other information in this Annual Report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. Adverse developments or changes, including those related to any of the factors discussed below, could materially and adversely affect our business, financial condition, results of operations, future prospects and growth.
Risks Relating to Our Business and Industry
Demand for our products is closely related to construction activity, particularly new residential construction, which is cyclical.
Historically, demand for the products that we manufacture has been closely correlated with new residential construction in the United States and Canada and, to a lesser extent, commercial construction and R&R activity. For example, from 2008 to 2014, new residential construction activities were at their lowest levels since 1949 and, correspondingly, demand for the products that we manufacture was weak. U.S. wallboard consumption was 17.1 bsf in 2010 and 17.2 bsf in 2011, down from pre-recession highs of 36.2 bsf in 2005. Prices fell significantly across the industry as demand decreased. The Predecessor's net sales declined from $502.9 million for the year ended December 31, 2006 to $244.0 million for the year ended December 31, 2010. Although conditions have improved in recent years, there is uncertainty regarding the extent and sustainability of the current expansion in such construction activity and resulting product demand levels. Demand for new residential construction is influenced by mortgage availability and rates, employment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, rental prices, housing inventory levels, consumer confidence, seasonal weather factors and other general economic factors. Our growth prospects depend, to a significant extent, on the degree by which conditions in the residential construction market improve in the future. We cannot control the foregoing and, as a result, our profitability and cash flow may vary materially in response to market conditions and changes in the supply and demand balance for our primary products.
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
Many of the wallboard products sold by our competitors are close substitutes for our products. Because of this substitutability, competition among manufacturers is based in large part on price, as well as service, quality and range of products. Actions of our competitors, or the entry of new competitors into our markets, could lead to lower pricing in an effort to maintain our customer base and could also lead to lower sales volumes. At times, the price for any one or more of the products that we produce may fall below our production costs, requiring us to either incur losses on product sales or cease production at one or more of our manufacturing facilities. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.
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
All of the gypsum used in our plants is synthetic gypsum. Most synthetic gypsum is a coal-combustion residual, or CCR, resulting from flue gas desulfurization, or FGD, carried out by electric generation or industrial plants burning coal as a fuel, although other industrial activities can also produce synthetic gypsum. The suppliers of synthetic gypsum are primarily power companies. As a result of the increase in coal price relative to natural gas and other reasons, some power companies have ceased operations or reduced power generation at certain high cost coal fired plants or at plants that are not compliant with current or anticipated environmental laws or switched such plants to using natural gas instead of coal for their electric generation needs. Additionally, existing or future changes in environmental regulations could make it more difficult or costly for power providers or industrial plants to burn coal. For example, the EPA’s regulations issued in August 2015 as part of its

“Clean Power Plan” have the stated goal of reducing the amount of carbon dioxide emitted from power plants by 32% from 2005 levels by the year 2030. A meaningful portion of the reduction in carbon emissions would come from reducing the output of coal-fired power plants. In February of 2016 the Supreme Court issued a stay of enforcement of the Clean Power Plan pending resolution of legal challenges to the regulations, and we believe that the larger power plants with sophisticated pollution control devices that supply most of our gypsum would in any event be less likely to be affected than smaller, less efficient plants. However, in the event any of the power companies with which we have synthetic gypsum supply agreements, for these or other reasons, reduce their power generation, switch to using natural gas instead of coal or cease operations completely, our access to synthetic gypsum may be constrained or the cost to obtain gypsum could increase, which could have an adverse effect on our business. In that event, there can be no assurance that we could find alternative sources of synthetic gypsum in reasonable quantities or at reasonable prices.
In December 2013 our synthetic gypsum supplier for our Buchanan plant, NRG Energy, announced plans to deactivate its Chalk Point and Dickerson coal fired power plants in May of 2017, a date that was extended twice, to May 2019. However, in its annual report for its fiscal year 2015 filed with the SEC, NRG reported that on February 29, 2016 it had withdrawn the deactivation notices that it had previously issued for the Chalk Point and Dickerson plants. These two plants have together recently supplied about one-third of our Buchanan plant's synthetic gypsum.
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
For example, our manufacturing processes for wallboard use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. The U.S. Congress and several states are considering or have adopted legislation to reduce emission of greenhouse gases, including carbon dioxide and methane. In October 2016, following litigation regarding rules proposed by the EPA in 2010 and the regulation of greenhouse gases, the EPA proposed new rules requiring that new or modified “stationary sources” that are already subject to "Prevention of Significant Deterioration" permitting, and that increase greenhouse gas emissions by 75,000 tons per year, demonstrate that they are incorporating the “best available control technology” to minimize those emissions. If these rules are finalized, to the extent we decide to make major modifications to our plants, these rules could require that we incur significant costs to satisfy permitting requirements. In addition, the EPA has adopted regulations (the validity of which are currently the subject of litigation) known as the Clean Power Plan designed to reduce the emissions of carbon dioxide from power plants. Enactment of new climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of additional regulations by the EPA and analogous state or Canadian governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a material adverse effect on our operations and demand for our products. From time to time, legislation has been introduced proposing a “carbon tax” on energy use or establishing a so-called “cap and trade” system. Such legislation would likely increase the cost of energy and therefore could materially increase our manufacturing costs.
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
It is difficult to accurately predict whether or when currently proposed or additional laws and regulations regarding emissions and other environmental concerns will be enacted or what capital expenditures might be required as a result of them. Stricter regulation of emissions might require us or our suppliers to install emissions control or other equipment at some or all of our or their manufacturing facilities, requiring significant additional capital investments.

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
For the fiscal years ended December 31, 2016, 2015 and 2014, Lowe’s accounted for 15%, 16% and 15% of our net sales, respectively. If Lowe’s reduces, delays or cancels a substantial number of orders, our business, financial condition and operating results may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
Because we do not have binding long-term purchasing agreements with Lowe’s, there can be no assurance that Lowe’s will continue to purchase products from us at current levels or at all.
Certain of our customers have significant buying power, which may materially and adversely affect our revenues, financial condition, operating results and cash flows.
Some of our customers are large companies with significant buying power. In addition, potential future consolidation in our distribution channel could enhance the ability of these customers to seek more favorable terms, including pricing, for the products they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our business, results of operations and financial condition may be materially and adversely affected.
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
We currently purchase most of our paperboard liner from the Seven Hills joint venture with WestRock, and purchase the balance on the open market. While the joint venture has the capacity to supply us with approximately 75% of our paper needs at our full capacity and most of our needs at current capacity, supply disruptions or additional paper demand that cannot be fulfilled on the open market could adversely affect our business. Since we only have one major supplier of paper, our risk of supply disruption may be greater than that of some of our competitors. Paper is a significant component of our variable costs. To the extent we are required to purchase additional paper on the open market, such paper costs would be subject to market conditions and could increase, which could have a negative impact on our results of operations.
If the cost of energy increases, our cost of goods sold will increase and our operating results or cash flows may be materially and adversely affected.
Our manufacturing processes use substantial amounts of natural gas and electricity, which are major components of our cost of goods sold. Energy costs are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power have been volatile in recent years. There may be substantial increases in the price of energy in the future, which may be pronounced if there are dislocations in the energy markets due to political instability or other unforeseeable events. Our policy, which is designed to decrease volatility, is to hedge no more than 50% of our historical gas usage and to maintain hedges for no more than one year. We have entered into a contract to purchase most of our electricity requirements at our Buchanan, New York plant at fixed rates. We purchase our other electricity requirements at market rates and we currently do not hedge our electricity purchases. Consequently, we may be adversely impacted by increases in price more than competitors utilizing a more comprehensive hedging strategy, particularly in respect of electricity purchases. There can be no assurances we will continue to utilize this hedging strategy in the future or whether it or any other strategy we implement, including not hedging at all, will be successful.
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
We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of legal proceedings may differ from our expectations because the outcomes of litigation and similar disputes are often difficult to predict reliably. Various factors and developments could lead us to make changes in initial estimates of liabilities and related insurance receivables, where applicable, or make additional estimates, including new or modified estimates as a result of a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations. In January 2017, the Canadian International Trade Tribunal determined that dumping by certain U.S. gypsum wallboard producers of wallboard for use or consumption in Western Canada had caused injury to domestic Canadian producers, and recommended that duties of up to 43% of the export price be imposed on wallboard shipped from the US for consumption or use in Western Canada. While we do not ship wallboard into Western Canada, we cannot predict whether a similar proceeding might be initiated in Eastern Canada. Approximately 8% of our 2016 volume of gypsum wallboard, representing 7% of our 2016 net sales, was sold into Eastern Canada.
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
A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms could negatively impact us. Approximately 13% of our 617 employees were unionized as of December 31, 2016. The current collective bargaining agreements with our unionized employees at our Buchanan plant expire on November 30, 2017. We cannot assure you that we will be able to negotiate new collective bargaining agreements on the same or similar terms as those in the current agreements, or at all, without production interruptions, including labor stoppages. In the past, we have experienced union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances in which we must compete for employees with necessary skills and experience or in tight labor markets. Any such cost increases, work stoppages or disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting production, sales volumes and profitability.
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
Our subsidiary, Continental Building Products Operating Company, LLC, or OpCo, is a party to an Amended and Restated Credit Agreement that was entered into in August of 2016 that provided for a $275.0 million senior secured term loan facility, or the Term Loan, and a $75.0 million senior secured revolving credit facility, or the Revolver. As of December 31, 2016, $273.6 million was outstanding under the Term Loan and no loans were outstanding under the Revolver. We may incur substantial additional debt in the future. The Amended and Restated Credit Agreement, and other debt instruments we may enter into in the future, may have important consequences, including the following:

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
The Amended and Restated Credit Agreement contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

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
The Amended and Restated Credit Agreement limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The Amended and Restated Credit Agreement also requires OpCo and its restricted subsidiaries to maintain a specific total leverage ratio in certain circumstances. See Note 10 to the Consolidated Financial Statements for more information regarding the terms of the Amended and Restated Credit Agreement.
Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or the inability to comply with required financial ratios in the Amended and Restated Credit Agreement could result in a default, in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the Amended and Restated Credit Agreement, and the lenders accelerate the amounts outstanding thereunder, our business and results of operations would be adversely affected.
Risks Related to the Ownership of Our Common Stock
Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.
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
The trading market for our common stock is influenced in part by the research and other reports that industry or securities analysts may publish about us or our business. We currently have research coverage by industry or financial analysts, but this coverage may not continue. If analysts do not continue coverage of us, the trading price of our stock would likely be negatively impacted. Even if analyst coverage continues, if one or more of the analysts who cover us downgrade our stock, or if analysts issue other unfavorable commentary or inaccurate research, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
In the future, we expect to issue stock-based compensation, which has the potential to dilute stockholder value and cause the price of our common stock to decline.
We have issued and expect to continue to issue awards of restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If any options we issue are exercised, or any shares of restricted stock or restricted stock units, whether or not performance based, that we issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock, restricted stock units or other forms of stock-based compensation, may adversely affect the market price of our common stock.
Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of any future securities offerings by us reducing the market price of our common stock and diluting their interest.
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
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or to our stockholders by any of our directors, officers, or employees, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.
Item 1B. Unresolved Comments
None.

Item 2. Properties
We own the real property on which each of our wallboard manufacturing facilities and joint compound finishing products facilities are located. The address of our corporate headquarters is currently 12950 Worldgate Drive, Suite 700, Herndon, VA 20170, in approximately 19,500 square feet of leased office space.
Wallboard Manufacturing Facilities
We believe that our wallboard facilities are some of the largest and most modern in North America, resulting in productivity levels among the highest in the industry. Our facilities operate at production speeds that are significantly faster than the industry average. Each of our facilities is able to produce a full range of our wallboard products. In 2016, our utilization rate across all of our wallboard facilities was approximately 79%. Each of our wallboard manufacturing facilities is subject to a mortgage under the Amended and Restated Credit Agreement. Each of our wallboard manufacturing facilities is described in further detail below.
Silver Grove
Our Silver Grove facility is located on the Ohio River in the township of Silver Grove, Kentucky, just outside of Cincinnati, Ohio. The design capacity for Silver Grove is 1.7 bsf, which we believe makes it the largest wallboard facility in North America.
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
See Note 17 to the Consolidated Financial Statements for a description of certain legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol CBPX. As of February 22, 2017, there were 3 holders of record of our common stock.
We have not declared or paid cash dividends on our common stock since the Initial Public Offering and we have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our debt agreements and other factors that our board of directors deems relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
The information below represents the high and low sales prices per share of our common stock for the periods indicated below, as reported on the NYSE:

	Sales Prices
	Common Stock Voting
	High	Low
	(per share)
2016
Fourth Quarter	$24.25	$18.35
Third Quarter	24.78	20.75
Second Quarter	23.77	18.26
First Quarter	18.87	13.25
2015
Fourth Quarter	22.18	15.38
Third Quarter	22.70	18.49
Second Quarter	24.21	20.75
First Quarter	22.87	15.91
On August 3, 2016, we announced that the board of directors approved an expansion of our stock repurchase program, which was originally announced on November 4, 2015. The expansion increased the total amount of our common stock we are authorized to repurchase from $50.0 million to $100.0 million, at such times and prices as determined by management as market conditions warrant. The expanded authorization also extended the expiration date from December 31, 2016 to December 31, 2017. See Note 12 to the Consolidated Financial Statements for the information on the common stock repurchase activity during the years ended December 31, 2016 and 2015.

Common Stock Repurchase Activity During the Three Months Ended December 31, 2016
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31, 2016	—	$—	—	$58,129,495
November 1 - November 30, 2016	80,300	21.62	80,300	56,393,658
December 1 - December 31, 2016	220,324	23.22	220,324	51,278,692
Total	300,624	$22.79	300,624

As of December 31, 2016, the maximum dollar value that may yet be purchased under the Plans or Programs was $51.3 million. On February 21, 2017, the board of directors further expanded our share repurchase program up to a total of $200.0 million of our common stock and extended the expiration date to December 31, 2018.
Item 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
As discussed in more detail under Item 1, Business—The Acquisition, we acquired the gypsum division of Lafarge North America Inc. on August 30, 2013. The accompanying financial statements are presented for the “Predecessor,” which are the combined financial statements of the Lafarge gypsum division for the period preceding the Acquisition, and the “Successor,” which are the consolidated financial statements of us and our subsidiaries for the period following the Acquisition. We were formed on July 26, 2013 and had no results of operations prior to the Acquisition on August 30, 2013. As such, our consolidated results of operations reflect activity of the acquired business for the four months from August 30, 2013 through December 31, 2013. The Predecessor’s combined statements of operations data for the year ended December 31, 2012 and for the period from January 1, 2013 to August 30, 2013, and the Predecessor’s combined balance sheet data as of December 31, 2012 have been derived from the audited combined financial statements of the Lafarge gypsum division. Our balance sheet data as of December 31, 2015 and 2016 and consolidated statements of operations for the years ended December 31, 2014, 2015 and 2016 are derived from the Successor consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our balance sheet data as of December 31, 2013 and 2014 and consolidated statements of operations for the period from July 26, 2013 to December 31, 2013 is derived from Successor consolidated financial statements not included in this Annual Report on Form 10-K. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the gypsum division of Lafarge operated as a stand-alone, independent business. The Acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Successor’s financial statements are not comparable as a result of applying a new basis of accounting.

Selected Financial Data
	Successor				Predecessor
	For the Year Ended December 31,			July 26 - December 31, 2013	January 1 - August 30, 2013	Year Ended December 31, 2012
	2016	2015	2014
	(in thousands)
Results of Operations:
Net sales	$461,375	$421,682	$424,502	$150,066	$252,248	$311,410
Costs, expenses and other income:
Cost of goods sold	336,317	312,840	330,173	121,335	195,338	289,936
Selling and administrative:
Direct	37,918	34,891	33,568	14,953	19,338	27,194
Allocated from Lafarge	—	—	—	—	4,945	7,037
Total selling and administrative	37,918	34,891	33,568	14,953	24,283	34,231
Long Term Incentive Plan funded by Lone Star	—	29,946	—	—	—	—
Total costs and operating expenses	374,235	377,677	363,741	136,288	219,621	324,167
Operating income	87,140	44,005	60,761	13,778	32,627	(12,757)
Other expense, net	(5,963)	(751)	(5,644)	(21)	(191)	(87)
Interest expense, net	(13,590)	(16,432)	(29,069)	(10,542)	(91)	(212)
Income before losses from equity method investment and provision for income tax	67,587	26,822	26,048	3,215	32,345	(13,056)
Losses from equity method investment	(736)	(750)	(113)	—	(30)	(138)
Income before provision for income taxes	66,851	26,072	25,935	3,215	32,315	(13,194)
Provision for income taxes	(22,827)	(9,336)	(10,044)	(1,110)	(130)	352
Net income	44,024	16,736	15,891	2,105	32,185	(12,842)
Foreign currency translation adjustment	514	(3,099)	(1,939)	(254)	2,707	(1,197)
Net unrealized gain on derivatives, net of tax	1,418	811	(867)	—	—	—
Other	—	7	—	—	—	—
Other comprehensive (loss)/income	$45,956	$14,455	$13,085	$1,851	$34,892	$(14,039)

Other financial data:
Capital expenditures	$12,147	$10,029	$9,638	$2,798	$2,506	$5,205

Period End Balances:
Cash and cash equivalents	$51,536	$14,729	$15,627	$11,822	N/A	$—
Property, plant and equipment, net	307,838	326,407	353,652	383,625	N/A	386,270
Total assets	634,749	634,968	700,981	740,376	N/A	556,746
Total liabilities	325,737	334,202	397,608	603,525	N/A	46,513
Total equity / net Parent investment	309,012	300,766	303,373	136,851	N/A	510,233

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2016, 2015 and 2014 included elsewhere in this Annual Report on Form 10-K.
The discussion below and the other sections to which the Company has referred you contains management’s comments on the Company's business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and below in “Forward-Looking Statements.”
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
Our primary reportable segment is wallboard, which accounted for approximately 97.0%, 96.8% and 96.4% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 19 to the Consolidated Financial Statements for additional information on our reporting segment.
Market Conditions and Outlook
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 5% in 2016 to 1,166,300 compared with an adjusted 1,111,800 in 2015. This followed an 11% increase in 2015 compared with 2014. While housing starts continue to increase year over year, they are still low by historical standards. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be modest, and that over the longer term housing starts will reach historical averages.
The repair and remodel market includes renovation of both residential and nonresidential buildings. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to 5.45 million units in 2016, reflecting a 4% increase from the 2015 level of 5.25 million units, which was a 6% increase from 2014. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market.
The commercial construction market encompasses areas such as office, retail, heath care, hospitality, and government projects. According to Dodge Data & Analytics, total commercial spending in the United States increased 1% both from 2014 to 2015 and from 2015 to 2016.
The rate of recovery in the new residential construction market, repair and remodel market, and the new nonresidential construction market still remains uncertain and will depend on broader economic circumstances, including employment, household formation, the home ownership rate, existing home price trends, availability of mortgage financing, interest rates, consumer confidence, job growth and discretionary business investment. An increase in interest rates, high levels of unemployment, restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, operating results and cash flows.
Industry shipments of gypsum board in the United States, as reported by the Gypsum Association, were an estimated 21.5 billion square feet, 22.1 billion square feet, and 24.7 billion square feet in 2014, 2015, and 2016, respectively. We are expecting that industry shipments will increase approximately 5% in 2017.

Manufacturing Cost
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 63% of our costs of goods sold for the year ended December 31, 2016, compared to 61% and 62% for the years ended December 31, 2015 and 2014, respectively. Depreciation and amortization represented 13% of our costs of goods sold for year ended December 31, 2016, compared to 16% for both the years ended December 31, 2015 and 2014. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 24% of our costs of goods sold for the year ended December 31, 2016, compared to 23% and 22% for the years ended December 31, 2015 and 2014, respectively.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 68% of our manufacturing cash costs for the year ended December 31, 2016, compared to 67% and 70% for the years ended December 31, 2015 and 2014, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 32% of our manufacturing cash costs for the year ended December 31, 2016, compared to 33% and 30% for the years ended December 31, 2015 and 2014, respectively.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the joint venture agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices. See Note 8 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.
Results of Operations

Table M1: Results of Operations
	For the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except mill net)
Net Sales	$461,375	$421,682	$424,502
Costs, expenses and other income:
Cost of goods sold	336,317	312,840	330,173
Selling and administrative	37,918	34,891	33,568
Long Term Incentive Plan funded by Lone Star	—	29,946	—
Total costs and operating expenses	374,235	377,677	363,741
Operating income	87,140	44,005	60,761
Other expense, net	(5,963)	(751)	(5,644)
Interest expense, net	(13,590)	(16,432)	(29,069)
Income before losses from equity method investment and provision for income taxes	67,587	26,822	26,048
Losses from equity method investment	(736)	(750)	(113)
Income before provision for income taxes	66,851	26,072	25,935
Provision for income taxes	(22,827)	(9,336)	(10,044)
Net income	$44,024	$16,736	$15,891
Other operating data:
Capital expenditures and software purchased or developed	$12,147	$10,029	$9,638
Wallboard sales volume (million square feet)	2,560	2,199	2,180
Mill net sales price (1)	$143.83	$153.70	$154.77

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Net Sales - 2016 vs. 2015. Net sales increased by $39.7 million, up 9.4% from $421.7 million for the year ended December 31, 2015, to $461.4 million for the year ended December 31, 2016. The increase was primarily attributable to a $67.0 million favorable impact of higher wallboard volumes driven by higher demand in the United States. This increase was partially offset by an unfavorable impact of $26.0 million due to a decrease in the average net selling price for gypsum wallboard at constant exchange rates and an unfavorable impact of $1.3 million related to foreign currency exchange rates. Our non-wallboard products had a nominal impact on net sales.
Net Sales - 2015 vs. 2014. Net sales decreased by $2.8 million, down 0.7% from $424.5 million for the year ended December 31, 2014, to $421.7 million for the year ended December 31, 2015. The decrease was primarily attributable to a $5.2 million unfavorable impact of foreign currency and $1.4 million in lower sales of our non-wallboard products. Total wallboard volume increased 0.9% compared to the prior year period, driven by higher demand, both in the United States and Canada. Overall volumes had a $3.6 million favorable impact on net sales and the increase in the average net selling price for gypsum wallboard at constant exchange rates had a $0.2 million favorable impact on net sales.
Cost of Goods Sold - 2016 vs. 2015. Cost of goods sold increased $23.5 million, up 7.5% from $312.8 million for the year ended December 31, 2015, to $336.3 million for the year ended December 31, 2016. Higher wallboard volumes increased freight costs and input costs by $11.5 million and $19.8 million, respectively. In addition, labor costs increased by $5.4 million, primarily due to higher volumes, and non-wallboard manufacturing costs increased by $0.1 million. Lower input costs per thousand square feet ("Msf"), primarily related to energy prices, decreased cost of goods sold $5.5 million. Other cost decreases included a $4.7 million decrease of amortization and depreciation costs, a $2.0 million favorable impact due to freight rates, a $0.4 million favorable impact due to exchange rates, and a $0.7 million decrease in other manufacturing costs.
Cost of Goods Sold - 2015 vs. 2014. Cost of goods sold decreased $17.3 million, down 5.2% from $330.2 million for the year ended December 31, 2014, to $312.8 million for the year ended December 31, 2015. Approximately $8.7 million of the decrease in cost of goods sold was due to lower manufacturing costs, primarily helped by lower energy prices. Lower amortization and favorable foreign exchange rates reduced costs by an additional $4.4 million and $5.0 million, respectively. Lower freight to customers decreased costs by $1.1 million and higher wallboard volumes increased costs by $1.8 million.
Selling and Administrative Expense - 2016 vs. 2015. Selling and administrative expense increased $3.0 million, up 8.7% from $34.9 million for the year ended December 31, 2015, to $37.9 million for the year ended December 31, 2016. This increase was driven by a $1.5 million increase in stock compensation expense and a $1.8 million increase in payroll and bonus expenses and were partially offset by $0.3 million decrease in other selling and administrative expense.
Selling and Administrative Expense - 2015 vs. 2014. Selling and administrative expense increased $1.3 million, up 3.9% from $33.6 million for the year ended December 31, 2014, to $34.9 million for the year ended December 31, 2015. This increase was primarily driven by $1.4 million higher amortization for the information technology system previously implemented, partly offset by savings in administrative costs.
Long Term Incentive Plan Funded by Lone Star - 2015. Under the LSF8 Gypsum Holdings, LP. Long Term Incentive Plan, or LTIP, certain of our officers and the estate of our former CEO were eligible to receive payments from LSF8 Gypsum Holdings, L.P., an affiliate of Lone Star Funds, or LSF8, in the event of a monetization event, as further described in Note 18 to the Consolidated Financial Statements. These monetization events occurred in 2015 and LSF8 was responsible for funding payments under the LTIP. As these payments arose out of employment with the Company, the $29.9 million expenses were recorded on our books for the year ended December 31, 2015, and were also deductible for tax purposes. The funding of the LTIP was recorded as capital contributions from LSF8 in the Consolidated Statement of Cash Flows under financing activities.
Operating Income - 2016 vs. 2015. Operating income of $87.1 million for the year ended December 31, 2016 increased by $43.1 million from operating income of $44.0 million for the year ended December 31, 2015. The primary driver for this increase was the 16.4% increase in wallboard sales volumes in 2016 versus 2015 producing a $16.2 million increase in gross margin. In addition, the absence of any LTIP expense in 2016, as compared to $29.9 million in LTIP expense in 2015 led to higher operating income in 2016. The favorable impacts were partly offset by $3.0 million higher selling and administrative expense.
Operating Income - 2015 vs. 2014. Operating income of $44.0 million for the year ended December 31, 2015 decreased by $16.8 million from operating income of $60.8 million for the year ended December 31, 2014. The difference was driven mostly by the $29.9 million LTIP expense in 2015, $2.8 million lower net sales and $1.3 million higher selling and administrative expense, partly offset by $17.2 million lower cost of goods sold.
Other Expense, Net - 2016 vs. 2015.  Other expense, net, was $6.0 million for the year ended December 31, 2016, an increase in expenses from the $0.8 million other expense, net in the year ended December 31, 2015. The increase was primarily due to

$5.8 million in additional expenses associated with the debt refinancing in the third quarter 2016. See Note 10 to the Consolidated Financial Statements for further details on the refinancing.
Other Expense, Net - 2015 vs. 2014. For the year ended December 31, 2015, other expense, net, was $0.8 million, a decrease of $4.9 million from the $5.6 million other expense, net in 2014. The decrease was primarily due to non-recurring costs incurred in the first quarter 2014, including prepayment premium of $3.1 million for the repayment of the Second Lien Term Loan and $2.0 million for the payment of termination fees to affiliates of Lone Star in connection with the termination of an asset advisory agreement in connection with the Initial Public Offering.
Interest Expense, Net - 2016 vs. 2015. Interest expense was $13.6 million for the year ended December 31, 2016, a decrease from $16.4 million for the year ended December 31, 2015, reflecting lower average outstanding borrowings during 2016 compared to 2015 and the lower interest rate following the debt refinancing in August 2016. See Note 10 to the Consolidated Financial Statements for further details on the refinancing.
Interest Expense, Net - 2015 vs. 2014. Interest expense was $16.4 million for the year ended December 31, 2015, a $12.6 million decrease from $29.1 million for the year ended December 31, 2014, reflecting lower average outstanding borrowings during 2015, reduced interest rate on the First Lien Term Loan and non-recurring costs that occurred in 2014 and not in 2015. The non-recurring costs include a write-off of the original issue discount and deferred financing fees associated with the early repayment of the Second Lien Term Loan on February 10, 2014 with the net proceeds from the Initial Public Offering.
Provision for Income Taxes - 2016 vs 2015. Provision for income taxes was $22.8 million for the year ended December 31, 2016, compared to $9.3 million in the prior year period. Higher provision for income taxes was primarily driven by higher pretax income as the effective income tax rates remained fairly steady at 34.1% and 35.8% for the years ended December 31, 2016 and 2015, respectively. See Note 15 to the Consolidated Financial Statements for full effective tax rate reconciliations.
Provision for Income Taxes - 2015 vs 2014. Provision from income taxes was $9.3 million for the year ended December 31, 2015, compared to a provision for income taxes of $10.0 million for the year ended December 31, 2014. Lower provision for income taxes was primarily a result of a lower effective tax rate of 35.8% for 2015, compared to 38.7% for 2014. This lower effective tax rate was the result of the use of domestic production activities deduction in 2015. See Note 15 to the Consolidated Financial Statements for full effective tax rate reconciliations.
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

Table M2: Reconciliation of GAAP Net Income to Non-GAAP EBITDA and Adjusted EBITDA
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$44,024	$16,736	$15,891
Adjustments:
Other expense, net	5,963	751	5,644
Interest expense, net	13,590	16,432	29,069
Losses from equity method investment	736	750	113
Provision for income taxes	22,827	9,336	10,044
Depreciation and amortization	46,646	51,308	54,317
EBITDA—Non-GAAP Measure	133,786	95,313	115,078
Long Term Incentive Plan Funded by Lone Star (a)	—	29,946	—
Adjusted EBITDA—Non-GAAP Measure	$133,786	$125,259	$115,078

(a)	Represents expense recognized pursuant to the LTIP funded by LSF8, an affiliate of Lone Star. See Note 18 to the Consolidated Financial Statements for additional information regarding the LTIP.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. We believe these sources will be sufficient to fund our planned operations and capital expenditures.

Table M3: Net Change in Cash and Cash Equivalents
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$116,267	$82,578	$77,991
Net cash used in investing activities	(11,641)	(9,122)	(7,670)
Net cash used in financing activities	(68,044)	(72,856)	(65,621)
Effect of foreign exchange rates on cash and cash equivalents	225	(1,498)	(895)
Net change in cash and cash equivalents	$36,807	$(898)	$3,805
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was $116.3 million, $82.6 million and $78.0 million, respectively. The increase of $33.7 million in 2016 compared to 2015 was primarily driven by an increase in operating income and an improvement in working capital, partially offset by higher tax payments. The increase of $4.6 million in 2015 compared to 2014 was primarily driven by improvements in working capital and a decrease in interest payments, partially offset by a decrease in operating income.
Net Cash Used In Investing Activities
Net cash used in investing activities for the year ended December 31, 2016 was $11.6 million, compared to $9.1 million and $7.7 million for 2015 and 2014, respectively. The investing activities for the years ended December 31, 2016, 2015 and 2014 primarily reflect an aggregate of $12.1 million, $10.0 million and $9.6 million, respectively, in capital expenditures and software purchased or developed, partially offset by distributions and contributions related to our equity investment in Seven Hills.

Net Cash Used In Financing Activities
Net cash used in financing activities for the year ended December 31, 2016 was $68.0 million, compared to $72.9 million and $65.6 million for 2015 and 2014, respectively. During the year ended December 31, 2016, we refinanced the First Lien Credit Agreement, resulting in a net outflow of $1.4 million, as discussed in greater detail below. We made principal payments for the First Lien Credit Agreement of $26.4 million, $55.0 million and $62.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. During 2015, we received $29.8 million of capital contributions from Lone Star in connection with payments under LTIP. See Note 18 to the Consolidated Financial Statements for additional information on the LTIP payments. Additionally, in 2014 we issued common stock in the Initial Public Offering resulting in net cash proceeds of $151.4 million and repaid $155.0 million under the Second Lien Credit Agreement. We also deployed $40.3 million and $48.5 million during 2016 and 2015, respectively, to repurchase common stock.
Credit Facilities
On August 30, 2013, in connection with the Acquisition, the Company and its subsidiary Continental Building Products Operating Company, LLC, or OpCo, entered into a first lien credit agreement, or, as amended on December 2, 2013, the First Lien Credit Agreement, and a second lien credit agreement for borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility as part of the First Lien Credit Agreement. The available amount under the First Lien Credit Agreement was subsequently increased to $415.0 million. In conjunction with the initial issuance of this debt, we incurred $15.3 million of debt issuance costs which were being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt.
On August 18, 2016, the Company, Opco and Continental Building Products Canada Inc. entered into an Amended and Restated Credit Agreement amending and restating the First Lien Credit Agreement, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility, or the Term Loan, and a $75 million senior secured revolving credit facility, or the Revolver, which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, we incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other Expense, net on the Consolidated Statement of Operations and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, we recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statement of Operations.
Interest under the First Lien Credit Agreement was floating. The interest rate spread over LIBOR, which has a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, after we achieved a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. The margin applicable to the borrowing was further reduced in the third quarter of 2014 by 25 basis points to 3.00% after we achieved a B2 rating with a stable outlook by Moody’s. The interest rate under the Amended and Restated Credit Agreement remains floating with a spread over LIBOR of 2.75% and floor of 0.75%. Interest under the Revolver is floating, based on LIBOR plus 2.25%. As of December 31, 2016, the annual effective interest rate on the Amended and Restated Credit Agreement including original issue discount and amortization of debt issuance costs was 4.05%.
Under the terms of the Amended and Restated Credit Agreement, we are required to repay the Term Loan in consecutive quarterly installments equal to 0.25% of the original principal amount of the Term Loan, beginning on September 30, 2016, and a final installment on August 18, 2023 in an amount equal to the aggregate principal amount outstanding on such date. During 2016, we made approximately $1.4 million of mandatory principal payments under the Amended and Restated Credit Agreement. The First Lien Credit Agreement, was and the Amended and Restated Credit Agreement is secured by a first priority lien on all of our property and equipment.
As of December 31, 2016 the outstanding balance on the Term Loan, net of debt issuance fees, was $266.4 million and availability under the Revolver, based on draws and outstanding letters of credit and absence of violations of covenants, was $72.9 million.

Contractual Obligations and Other Long-Term Liabilities

Table M4: Future Contractual Obligations By Year As of December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating leases (1)	$1,183	$616	$1,494	$—	$—	$—	$3,293
Purchase commitments:
Synthetic gypsum (2)	18,828	16,085	16,570	14,185	3,232	27,173	96,073
Paper (3)	12,838	12,838	3,210	—	—	—	28,886
Natural gas (4)	869	—	—	—	—	—	869
Capital projects	317	—	—	—	—	—	317
IT and other professional services (5)	1,657	184	1	—	—	—	1,842
Other commitments:
Long-term debt	2,750	2,750	2,750	2,750	2,750	259,875	273,625
Interest on indebtedness (6)	9,915	9,815	9,715	9,641	9,515	15,270	63,871
Total commitments	$48,357	$42,288	$33,740	$26,576	$15,497	$302,318	$468,776

(1)	Operating lease payments reflect the minimum payments over the non-cancelable lease terms of the associated lease.

(2)	Reflects estimated minimum payments for synthetic gypsum over the contract terms, including transport.

(3)
We purchase paper under a long-term contract that specifies a two-year termination notice requirement from the anniversary date of the contract. WestRock has the option to require us to purchase paper for up to an additional two years subsequent to termination. The table reflects the estimated minimum payments due as of December 31, 2016, assuming a notice of cancellation was delivered on that date and no exercise by WestRock of its option.

(4)	Represents minimum notional gas purchase commitment under contract.

(5)	Represents commitments for data center, warehouse facilities and other.

(6)	See Note 10 - Debt for further details. Interest on indebtedness is calculated based on interest rates in effect at December 31, 2016.
A purchase commitment is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased, minimum or variable price provisions and approximate timing of the transaction. Our primary purchase obligations are for our two principal raw materials, synthetic gypsum and paper. The purchase commitment amounts in the table above are based on the minimum quantities to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts due may vary significantly from the estimates included in the table.
Off-Balance Sheet Arrangements
With the exception of letters of credit of approximately $2.1 million as of December 31, 2016, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
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
As of December 31, 2016 and 2015, we had $119.9 million of goodwill, which resulted from the Acquisition. All goodwill is associated with our wallboard reporting unit. On an annual basis, we measure the fair value of our wallboard reporting unit on a qualitative basis or by using a discounted cash flow approach that estimates the projected future cash flows to be generated by the reporting unit, using a discount rate reflecting the weighted average cost of capital for a potential market participant. We perform our annual goodwill impairment test on the first day of our fiscal fourth quarter. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value. During our goodwill impairment review, we may assess qualitative factors to determine whether more likely than not the fair value of the reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary.
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

A growth rate is used to calculate the terminal value in the discounted cash flow model and is the expected rate at which earnings or revenue is projected to grow beyond the forecasted period. The future cash flows are discounted at our weighted average cost of capital.
Based on the results of the first step of the goodwill impairment test, it is not more likely than not that the fair value of our wallboard reporting unit is less than its carrying amount as of October 1, 2016 and 2015 and, therefore, no goodwill impairment existed. We relied on a qualitative assessment to reach this conclusion. As a result, the second step of the goodwill impairment test was not required to be completed.
Income Taxes
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

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements are included throughout this Annual Report on Form 10-K, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of December 31, 2016, we had $51.5 million in cash and cash equivalents. The interest expense associated with the term loan and revolving credit facility under the Amended and Restated Credit Agreement will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the term loan under the Amended and Restated Credit Agreement has a LIBOR floor of 0.75%. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense slightly as the LIBOR specified the calculation of interest during the fourth quarter was slightly above the floor. A hypothetical 1.00% increase in interest rates would have increased interest expense by approximately $1.8 million for the year ended December 31, 2016, while a hypothetical 1.00% decrease in interest rate would have decreased interest expense by a nominal amount. We based this sensitivity calculation on the three month LIBOR rate of 0.84% as of September 28, 2016 in accordance with the measurement date specified in the Amended and Restated Credit Agreement.
As of December 31, 2016, we had interest rate swaps with a combined notional amount of $100.0 million and a 4 years term, which swapped the floating interest rate on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323%. The fair value of these interest rate swaps was $1.8 million as of December 31, 2016.
The return on our cash equivalents balance was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 7.8%, 8.0% and 8.3% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact annual net sales by approximately $0.5 million based on results for the year ended December 31, 2016. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of December 31, 2016, the Company had seven natural gas swap contracts for a portion of natural gas usage. Five of these contracts mature March 31, 2017, with the remaining two contracts maturing on May 31, 2017. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2016, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 8. Financial Statements and Supplementary Data
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP.
The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Continental's assets that could have a material effect on the consolidated financial statements.
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2016, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Continental Building Products, Inc.
We have audited Continental Building Products, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Continental Building Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Continental Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Continental Building Products, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2016 of Continental Building Products, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Continental Building Products, Inc.
We have audited the accompanying consolidated balance sheets of Continental Building Products, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Building Products, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Continental Building Products, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 24, 2017

Continental Building Products, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except share data and per share amounts)
Net sales	$461,375	$421,682	$424,502
Costs, expenses and other income:
Cost of goods sold	336,317	312,840	330,173
Selling and administrative	37,918	34,891	33,568
Long Term Incentive Plan funded by Lone Star	—	29,946	—
Total costs and operating expenses	374,235	377,677	363,741
Operating income	87,140	44,005	60,761
Other expense, net	(5,963)	(751)	(5,644)
Interest expense, net	(13,590)	(16,432)	(29,069)
Income before losses from equity method investment and provision for income tax	67,587	26,822	26,048
Losses from equity method investment	(736)	(750)	(113)
Income before provision for income taxes	66,851	26,072	25,935
Provision for income taxes	(22,827)	(9,336)	(10,044)
Net income	$44,024	$16,736	$15,891

Net income per share:
Basic	$1.08	$0.39	$0.37
Diluted	$1.08	$0.39	$0.37
Weighted average shares outstanding:
Basic	40,605,464	43,172,528	42,940,849
Diluted	40,662,304	43,218,324	42,952,022
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$44,024	$16,736	$15,891
Foreign currency translation adjustment	514	(3,099)	(1,939)
Net unrealized gains/(losses) on derivatives, net of tax	1,418	811	(867)
Other	—	7	—
Other comprehensive income/(loss)	1,932	(2,281)	(2,806)
Comprehensive income	$45,956	$14,455	$13,085
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$51,536	$14,729
Receivables, net	32,473	35,812
Inventories, net	25,239	27,080
Prepaid and other current assets	7,485	6,448
Total current assets	116,733	84,069
Property, plant and equipment, net	307,838	326,407
Customer relationships and other intangibles, net	81,555	94,835
Goodwill	119,945	119,945
Equity method investment	8,020	9,262
Debt issuance costs	658	450
Total Assets	$634,749	$634,968
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$27,411	$22,788
Accrued and other liabilities	12,321	12,334
Notes payable, current portion	1,742	—
Total current liabilities	41,474	35,122
Deferred taxes and other long-term liabilities	19,643	12,537
Notes payable, non-current portion	264,620	286,543
Total Liabilities	325,737	334,202
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,191,370 and 44,145,080 shares issued, respectively; 39,691,715 and 41,750,031 shares outstanding, respectively	44	44
Additional paid-in capital	322,384	319,817
Less: Treasury stock	(88,756)	(48,479)
Accumulated other comprehensive loss	(3,409)	(5,341)
Accumulated earnings	78,749	34,725
Total Equity	309,012	300,766
Total Liabilities and Equity	$634,749	$634,968
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$44,024	$16,736	$15,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,646	51,308	54,317
Bad debt (recovery)/expense	(104)	(166)	413
Amortization of debt issuance costs and debt discount	1,947	2,315	9,210
Loss on disposal of property, plant and equipment	128	95	—
Losses from equity method investment	736	750	113
Loss on debt extinguishment	5,802	—	—
Stock-based compensation	2,288	801	797
Deferred taxes	6,504	3,407	11,105
Change in assets and liabilities:
Receivables	3,446	4,299	(8,268)
Inventories	1,921	2,116	(1,645)
Prepaid expenses and other current assets	767	749	(783)
Accounts payable	2,058	(1,323)	(3,805)
Accrued and other current liabilities	360	1,682	(665)
Other long term liabilities	(256)	(191)	1,311
Net cash provided by operating activities	116,267	82,578	77,991
Cash flows from investing activities:
Capital expenditures	(11,733)	(8,812)	(5,698)
Software purchased or developed	(414)	(1,217)	(3,940)
Capital contributions to equity method investment	(349)	(103)	—
Distributions from equity method investment	855	1,010	1,968
Net cash used in investing activities	(11,641)	(9,122)	(7,670)
Cash flows from financing activities:
Capital contribution from Lone Star Funds	—	29,750	—
Proceeds from exercise of stock options	20	873	—
Net proceeds from issuance of common stock	—	—	151,354
Proceeds from debt refinancing	275,000	—	—
Disbursements for debt refinancing	(271,988)	—	—
Payments of financing costs	(4,424)	—	—
Principal payments for First Lien Credit Agreement	(26,375)	(55,000)	(61,975)
Repayment of Second Lien Credit Agreement	—	—	(155,000)
Payments to repurchase common stock	(40,277)	(48,479)	—
Net cash used in financing activities	(68,044)	(72,856)	(65,621)
Effect of foreign exchange rates on cash and cash equivalents	225	(1,498)	(895)
Net change in cash and cash equivalents	36,807	(898)	3,805
Cash, beginning of period	14,729	15,627	11,822
Cash, end of period	$51,536	$14,729	$15,627
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Changes in Shareholders' Equity

					Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2014	32,304,000	$32	$134,968		$(254)	$2,105	$136,851
Net income	—	—	—	—	—	15,891	15,891
Other comprehensive loss, net of tax	—	—	—	—	(2,806)	—	(2,806)
Proceeds from Initial Public Offering	11,765,000	12	151,342	—	—	—	151,354
Tax impact of the Initial Public Offering	—	—	1,286	—	—	—	1,286
Stock-based compensation	—	—	797	—	—	—	797
Balance as of December 31, 2014	44,069,000	44	288,393	—	(3,060)	17,996	303,373
Net income	—	—	—	—	—	16,736	16,736
Other comprehensive loss, net of tax	—	—	—	—	(2,281)	—	(2,281)
Capital contribution from Lone Star	—	—	29,750	—	—	—	29,750
Purchase of treasury shares	(2,395,049)	—	—	(48,479)	—	—	(48,479)
Stock option exercise	62,331	—	873	—	—	—	873
Stock-based compensation	13,749	—	801	—	—	—	801
Other	—	—	—	—	—	(7)	(7)
Balance as of December 31, 2015	41,750,031	44	319,817	(48,479)	(5,341)	34,725	300,766
Net income	—	—	—	—	—	44,024	44,024
Other comprehensive income, net of tax	—	—	—	—	1,932	—	1,932
Purchase of treasury shares	(2,104,606)	—	—	(40,277)	—	—	(40,277)
Stock option exercise	1,463	—	20	—	—	—	20
Stock-based compensation	33,954	—	2,288	—	—	—	2,288
Employee stock purchase program	10,873	—	259	—	—	—	259
Balance as of December 31, 2016	39,691,715	$44	$322,384	$(88,756)	$(3,409)	$78,749	$309,012

See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Notes to the Consolidated Financial Statements
1. BACKGROUND AND NATURE OF OPERATIONS
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
Initial Public Offering
On February 10, 2014, the Company completed the initial public offering of 11,765,000 shares of its common stock at an offering price of $14.00 per share (the "Initial Public Offering"). Net proceeds from the Initial Public Offering after underwriting discounts and commissions, but before other closing costs, were approximately $154 million. The net proceeds were used to pay a $2 million one-time payment to Lone Star in consideration for the termination of the Company’s asset advisory agreement with affiliates of Lone Star. The remaining $152 million of net proceeds and cash on hand of $6.1 million were used to repay the $155 million Second Lien Term Loan in full along with a prepayment premium of $3.1 million (See Note 10, Debt). In expectation of the Initial Public Offering, on February 3, 2014, the Company effected a 32,304 for one stock split of its common stock. The Company’s common stock trades on the New York Stock Exchange under the symbol "CBPX".
Secondary Public Offerings
On March 18, 2015, LSF8 Gypsum Holdings, L.P. ("LSF8"), an affiliate of Lone Star, sold 5,000,000 shares of the Company’s common stock at a price per share of $19.40. As a result of the sale, the aggregate beneficial ownership of Lone Star fell below 50% of the Company’s outstanding shares of common stock and the Company no longer qualified as a "Controlled Company" under the corporate governance standards of New York Stock Exchange. On May 15, 2015 and June 3, 2015, LSF8 sold an additional 4,600,000 and 361,747 shares of the Company’s common stock, respectively, at a price per share of $21.90. On September 16, 2015, LSF8 sold an additional 4,600,000 shares of the Company’s common stock at a price per share of $19.85. The decrease in ownership by Lone Star and its affiliates to below 50% and LSF8’s subsequent sales of common stock triggered an aggregate of $29.9 million in payments to certain officers and the estate of the Company’s former CEO under the LSF8 Gypsum Holdings, L.P. Long Term Incentive Plan, which was funded by LSF8 (See Note 18, Related Party Transactions).
On March 18, 2016, LSF8 sold its remaining 5,106,803 shares of the Company’s common stock at a price per share of $16.10. Following the March 18, 2016 transaction and the concurrent repurchase by the Company of 900,000 shares of Company’s common stock from LSF8, to the best of the Company's knowledge, neither LSF8 nor any other affiliate of Lone Star held any shares of Company common stock. (See Note 12, Treasury Stock).

2. SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation
The accompanying consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

(b)	Cash
Cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase maintained at financial institutions in the United States and Canada. At times the amounts may exceed federally insured deposit limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk related to demand deposits.

Table 2.1: Certain Cash and Non-Cash Transactions
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash paid during the period for:
Interest paid on term loan	$10,996	$13,525	$19,488
Income taxes paid, net	19,105	1,870	4,199
For the year ended December 31, 2016, non-cash amounts in accounts payable for capital expenditures totaled $2.5 million.

(c)	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

(d)	Earnings Per Share
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income applicable to shares of common stock by the weighted average number of shares of common stock outstanding inclusive of any dilutive potential shares of common stock and dilutive stock options. It is assumed that all dilutive stock options were exercised at the beginning of each period and that the proceeds were used to purchase shares of common stock at the average market price during the period.

(e)	Cost of Goods Sold and Selling and Administrative Expenses
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

(f)	Foreign Currency Translation
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

(g)	Concentration of Credit Risk
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

Table 2.2: Significant Customer Net Sales as a Percentage of Total Net Sales
	For the Year Ended December 31,
	2016	2015	2014
Lowe's	15%	16%	15%

Table 2.3: Significant Customer Accounts Receivable as a Percentage of Total Accounts Receivable
	As of December 31,
	2016	2015
Lowe's	32%	26%

(h)	Receivables
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

(i)	Inventories
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

(j)	Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from 20 to 25 years for buildings, 5 to 25 years for plant machinery, and 5 to 8 years for mobile equipment. For plant machinery, the large majority of the existing assets are being amortized over an estimated remaining life of approximately 7 years. Repair and maintenance costs are expensed as incurred. Substantially all of the Company’s depreciation expenses are recorded in “Cost of goods sold” in the Statements of Operations.
The Company capitalizes interest during the active construction of major projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. The amount of interest capitalized during the year ended December 31, 2016 was $0.1 million compared to a nominal amount for the year ended December 31, 2015 and zero for the year ended December 31, 2014.

(k)	Impairment or Disposal of Long-Lived Assets
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

The Company assesses impairment of the Company’s long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. AS of December 31, 2016, the Company grouped the wallboard plants as an asset group. The plants within each group were used together to generate cash flows. The Company’s two joint compound plants were also grouped as an asset group.

(l)	Goodwill and Intangible Assets
The goodwill and intangibles reflected in the financial statements relates solely to the Acquisition.
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

(m)	Fair Value Measurements
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

(n)	Environmental Remediation Liabilities
When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred. The Company did not have any environmental liabilities recorded as of December 31, 2016 and 2015.

(o)	Income Taxes
The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes to reflect the expected future tax consequences of events recognized in the financial statements. Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date which result from differences in the timing of reported taxable income between tax and financial reporting.
The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed annually. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, the Company gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods, and the Company's experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in the assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.
The Company recognizes the tax benefits of an uncertain tax position if those benefits are more likely than not to be sustained based on existing tax law. Additionally, the Company establishes a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

(p)	Share-Based Compensation
The Company accounts for stock-based compensation to employees and directors based on the estimated fair value of the award generally determined on the date of grant. The associated expense, net of estimated forfeitures, is generally recognized ratably over the requisite service period, which is generally the vesting period of the award. For awards with graded vesting that only contain a service condition, the Company recognizes expense on a straight-line basis over the service period.

(q)	Collective Bargaining Agreement
Some of the Company’s employees at its Buchanan wallboard plant, representing approximately 13% of its workforce, are represented by two unions. The collective bargaining agreements with these unions expire on November 30, 2017. The Company's remaining employees are non-union. The Company believes its relationships with both its union and non-union employees are good.

(r)	Defined Contribution Pension Plans and Other Post-Retirement Benefits
Subsequent to the Acquisition, the Company’s employees were able to participate in a 401K defined contribution pension plan. The Company contributes funds into this plan depending on each employee’s years of service and subject to certain limits. For the years ended December 31, 2016, 2015 and 2014, the Company recorded an expense of $1.9 million, $1.4 million and $1.9 million, respectively, for these contributions.

(s)	Revenue Recognition
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

(t)	Derivative Instruments
The Company uses derivative instruments to manage selected commodity price and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and typically does not hedge beyond one year. All derivative instruments must be recorded on the balance sheet at fair value.
Currently, the Company is using natural gas swap contracts to manage commodity price increase exposure and interest rate swap contracts to lock a portion of the variability of the interest payments on long-term debt. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of the changes in the fair value of the derivative is recorded in cost of goods sold for gas hedges and in interest expense for interest rate swaps. Gains and losses on these contracts that are designated as cash flow hedges are reclassified into earnings when the underlying forecasted transaction affect earnings. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.

(u)	Recent Accounting Pronouncements
Adopted
In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: Presentation of Financial Statements— Going Concern (Subtopic 205-40). This ASU defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, it requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements and its disclosures. Based on the evaluation performed, no substantial doubt about Company's ability to continue as a going concern exists as of December 31, 2016.
In April 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the costs is reported as interest expense. The Company adopted ASU 2015-3 during the first quarter of 2016. Upon adoption, the guidance was applied retroactively to all periods presented in the financial statements, therefore, prior period adjustments were made to the December 31, 2015 balance sheet items and related footnotes. The effect of these adjustments was to reduce prepaid and other current assets by $1.6 million, reduce debt issuance costs by $6.5 million and reduce notes payable by $8.1 million. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. We will adopt the standard on January1, 2018. We are in the process of evaluating the impact of this standard on our sales to customers. While we have not completed our analysis, we do not anticipate that the new guidance will have a material impact on the Company's Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company values its inventory under the average cost method and thus will be required to adopt the standard. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption, which is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for annual periods beginning after

December 15, 2016. Early adoption is permitted. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations but is not expected to be significant to the Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”. This ASU is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments". This ASU intends to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The provisions of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating when it will adopt the ASU and the expected impact to related disclosures.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”. The new standard requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sales or transfer occurs. The standard requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The provisions of this standard are effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating when it will adopt the ASU and the expected impact to related disclosures.
In January 2017, the FASB issued ASU 2017- 04, "Intangibles - Goodwill and Other". This ASU simplifies the goodwill impairment calculation by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., Step 1 of today’s goodwill impairment test). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating when it will adopt the ASU and the expected impact to related disclosures.
3. RECEIVABLES, NET

Table 3.1: Detail of Receivables, Net
	As of December 31,
	2016	2015
	(in thousands)
Trade receivables, gross	$33,199	$37,800
Allowance for cash discounts and doubtful accounts	(726)	(1,988)
Receivables, net	$32,473	$35,812
Trade receivables are recorded net of credit memos issued during the normal course of business.

Table 3.2: Changes in Allowance for Cash Discounts and Doubtful Accounts
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$1,988	$2,308	$1,737
Provision for losses	(104)	(166)	413
Write-offs, net of recoveries	(1,209)	(71)	85
Cash discount additions	4,334	3,719	4,072
Cash discount deductions	(4,283)	(3,802)	(3,999)
Balance at end of period	$726	$1,988	$2,308

4. INVENTORIES, NET

Table 4: Composition of Inventories
	As of December 31,
	2016	2015
	(in thousands)
Finished products	$7,246	$5,454
Raw materials	10,910	14,557
Supplies and other	7,083	7,069
Inventories, net	$25,239	$27,080
5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Property, Plant and Equipment Details
	As of December 31,
	2016	2015
	(in thousands)
Land	$12,925	$12,925
Buildings	112,583	112,121
Plant machinery	275,010	272,613
Mobile equipment	6,721	3,837
Construction in progress	15,016	6,812
Property, plant and equipment, at cost	422,255	408,308
Accumulated depreciation	(114,417)	(81,901)
Property, plant and equipment, net	$307,838	$326,407
Depreciation expense was $33.1 million, $35.4 million and $35.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	As of December 31,
	2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,267	$(48,243)	$68,024	$116,073	$(37,228)	$78,845
Purchased and internally developed software	5,322	(3,289)	2,033	5,284	(1,757)	3,527
Trademarks	14,783	(3,285)	11,498	14,759	(2,296)	12,463
Total	$136,372	$(54,817)	$81,555	$136,116	$(41,281)	$94,835
Amortization expense was $13.5 million, $15.9 million and $19.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Table 6.2: Future Amortization Expense of Customer Relationships and Other Intangibles
As of December 31, 2016
(in thousands)
2017	$11,732
2018	9,419
2019	8,470
2020	7,733
2021	7,075
Thereafter	37,126
Total	$81,555
7. GOODWILL
As of December 31, 2016 and 2015, the Company had one reporting unit, wallboard, which included goodwill. On an annual basis, the Company measures the fair value of its wallboard reporting unit on a qualitative basis or by using a discounted cash flow approach that estimates the projected future cash flows to be generated by the reporting unit, using a discount rate reflecting the weighted average cost of capital for a potential market participant. The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it more likely than not the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary.
In accordance with ASC 350, the Company completed qualitative assessments as of October 1, 2016 and 2015 and determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. Therefore, the Company did not complete a quantitative analysis and concluded that there was no goodwill impairment as of December 31, 2016 and 2015. To date, no goodwill impairment losses have been recognized.
8. INVESTMENT IN SEVEN HILLS
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

The Company currently has the right to terminate the venture and put its interest to the other investor based on a formula-driven price effective on the anniversary of the commencement date by providing notice two years prior to any such anniversary. Proceeds from such termination would revert to the Company. As of December 31, 2016 and 2015, the estimated redemption value would be $8.3 million and $9.4 million, respectively.
Paperboard liner purchased from Seven Hills was $47.0 million, $45.5 million and $49.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had certain purchase commitments for paper totaling $28.9 million through 2019.

9. ACCRUED AND OTHER LIABILITIES

Table 9: Details of Accrued and Other Liabilities
	As of December 31,
	2016	2015
	(in thousands)
Employee-related costs	$9,595	$7,621
Income taxes	—	2,482
Other taxes	2,088	1,390
Other	638	841
Accrued and other liabilities	$12,321	$12,334
10. DEBT

Table 10.1: Details of Debt
	As of December 31,
	2016	2015
	(in thousands)
First Lien Credit Agreement (a)	$273,625	$296,988
Less: Original issue discount (net of amortization)	(1,946)	(2,372)
Less: Debt issuance costs	(5,317)	(8,073)
Total debt	266,362	286,543
Less: Current portion of long-term debt	(1,742)	—
Long-term debt	$264,620	$286,543

(a)
As of December 31, 2016, the First Lien Credit Agreement, as amended and restated, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.75%, compared to as of December 31, 2015, at which time the First Lien Credit Agreement had a maturity date of August 28, 2020 and an interest rate of LIBOR (with a 1.00% floor) plus 3.00%. The First Lien Credit Agreement was amended and restated in August 2016 as discussed below.

In connection with the Acquisition, the Company purchased certain assets from Lafarge N.A. with cash. In order to finance a portion of the consideration payable to Lafarge N.A., the Company and its subsidiary Continental Building Products Operating Company, LLC ("OpCo") entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the "First Lien Credit Agreement") and a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent for borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility as part of the First Lien Credit Agreement. The available amount under the First Lien Credit Agreement was subsequently increased to $415.0 million (the "First Lien Term Loan"). In conjunction with the initial issuance of this debt, the Company incurred $15.3 million of debt issuance costs which were being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt.
On August 18, 2016, the Company, Opco and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the First Lien Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility and a $75 million senior secured revolving credit facility (the "Revolver"), which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, the Company incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other Expense, net on the Consolidated Statement of Operations, and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, the Company recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statement of Operations.

Interest under the First Lien Credit Agreement was floating. The interest rate spread over LIBOR, which had a 1% floor, was reduced by 50 basis points in May 2014, from 3.75% to 3.25%, as a result of the Company achieving a total leverage ratio of less than four times net debt to the trailing twelve months adjusted earnings before interest, depreciation and amortization, as of March 31, 2014, as calculated pursuant to the First Lien Credit Agreement. The margin applicable to the borrowing was further reduced in the third quarter 2014 by 25 basis points to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s. The interest rate under the Amended and Restated Credit Agreement remains floating with a spread over LIBOR of 2.75% and floor of 0.75%.
The First Lien Credit Agreement was, and the Amended and Restated Credit Agreement is, secured by the underlying property and equipment of the Company. During the years ended December 31, 2016, 2015 and 2014, the Company pre-paid $25.0 million, $55.0 million and $59.9 million, respectively, of principal payments. As of December 31, 2016, the annual effective interest rate on the Amended and Restated Credit Agreement, including original issue discount and amortization of debt issuance costs, was 4.1%.
There were no amounts outstanding under the Company's revolving credit facility as of December 31, 2016 or 2015. During the year ended December 31, 2016 the Company borrowed and repaid in full $22.0 million under the applicable revolving credit facility, compared to $10.0 million which the Company borrowed and repaid in 2015. Interest under the Revolver is floating, based on LIBOR plus 225 basis points. In addition, the Company pays a facility fee of 50 basis points per annum on the total Revolver. Availability under the Revolver as of December 31, 2016, based on draws and outstanding letters of credit and absence of violations of covenants, was $72.9 million.

Table 10.2: Future Minimum Principal Payments Due Under the Credit Agreements
Amount Due
(in thousands)
2017	$2,750
2018	2,750
2019	2,750
2020	2,750
2021	2,750
Thereafter	259,875
Total Payments	$273,625
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at December 31, 2016, the total leverage ratio of no greater than 5.0 per the financial covenant was not applicable at December 31, 2016.
11. DERIVATIVE INSTRUMENTS
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
Commodity Derivative Instruments
As of December 31, 2016, the Company had 600 thousand millions of British Thermal Units ("mmBTUs") in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by May 31, 2017. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized gain that remained in accumulated other comprehensive loss as of December 31, 2016 was $0.2 million which is net of a tax amount of $0.1 million.

No ineffectiveness was recorded on these contracts during the years ended December 31, 2016 and 2015. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
For the year ended December 31, 2016, approximately $0.3 million of gains, net of $0.1 million of tax, was recognized in other comprehensive income for the commodity contracts. For the year ended December 31, 2016, the amount of loss reclassified from accumulated other comprehensive income into income was $0.3 million. As of December 31, 2016, there was $0.4 million recorded in other current assets. As of December 31, 2015, $0.3 million was recorded in other current liabilities and $0.2 million was recorded in other current assets.
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
In September 2016, the Company entered into interest rate swap agreements for a combined notional amount of $100.0 million with a term of 4 years, which swapped the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The net unrealized gain that remained in accumulated other comprehensive loss as of December 31, 2016 was $1.2 million which is net of a tax amount of $0.6 million. For the year ended December 31, 2016, the amount of loss reclassified from accumulated other comprehensive income into income was $0.1 million. For the year ended December 31, 2016, approximately $1.2 million of gains, net of tax expense of $0.6 million was recognized in other comprehensive income for the interest rate swaps. As of December 31, 2016, there was $1.8 million was recorded in other current assets. No ineffectiveness was recorded on these contracts during the year ended December 31, 2016.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of December 31, 2016, the Company’s derivatives were in a $2.2 million net asset position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2016, the Company had no collateral posted with its counterparties related to the derivatives.
12. TREASURY STOCK
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
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, the Company has repurchased shares of its common stock in the open market and in the March 2016 private transaction with LSF8 described above. On August 3, 2016, the Company announced the Board of Directors had approved an expansion of its stock repurchase program by $50.0 million, increasing the aggregate authorization from up to $50.0 million to up to $100.0 million. The program was also extended from the end of 2016 to the end of 2017.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company’s earnings per share calculation.

Table 12: Treasury Stock Activity
	December 31, 2016			December 31, 2015
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
Beginning Balance	2,395,049	$48,479	$20.24	—	$—	$—
Repurchases on open market	1,204,606	25,787	21.41	474,349	8,481	17.88
Repurchase from LSF8 in private transaction	900,000	14,490	16.10	1,920,700	39,998	20.82
Ending Balance	4,499,655	$88,756	$19.73	2,395,049	$48,479	$20.24

(a) Includes commissions paid for repurchases on open market.
13. SHARE-BASED COMPENSATION
Stock options, Restricted Stock Awards, Restricted Stock Units and Performance Restricted Stock Units
In conjunction with the Initial Public Offering, the Company granted employees 142,000 stock options and 75,000 restricted shares that vest over four years. The fair value of stock options was determined using the Black Scholes option pricing model with the following assumptions: (a) a risk free interest rate assumption of 2.15%, based on the U.S. Treasury yield curve in effect at the time of the grant; (b) a dividend yield of 0% as the Company had at the time of grant no plans to pay a dividend; (c) a volatility assumption of 50.34%, based on historical volatilities of comparable publicly traded companies, and (d) an expected life of 6.25 years based on the assumption that the options will be exercised evenly from time of vesting to the expiration date.
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
On March 11, 2016, the Company granted certain employees 104,680 RSUs that vest ratably over 4 years and for certain members of the board directors 10,578 RSUs that vest 1 year from the grant date. All of these grants had a market price on the date of grant of $17.16. Additionally, on March 14, 2016, the Company granted certain members of the board directors 7,052 RSUs that vest on March 14, 2017 and had a market price on the date of grant of $17.12.
On March 11, 2016, the Company also granted certain employees 62,795 PRSUs. The PRSUs vest on December 31, 2018, with the exact number of PRSUs vesting subject to the achievement of certain performance conditions through December 31, 2017. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for fiscal years 2016 and 2017. The market price on date of grant of $17.16.
On May 5, 2016, the Company granted its Chairman of the board directors 1,164 RSUs that vest 1 year from the grant date, which had a market price on the date of grant of $19.63. On May 16, 2016, the Company granted certain employees 2,227

RSUs that vest ratably over 4 years, which had a market price on the date of grant of $21.10.

Table 13.1: Stock Options
	For the Year Ended December 31,
	2016		2015		2014
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	77,369	14.00	142,000	14.00	—	—
Granted	—	—	—	—	142,000	14.00
Exercised	(1,463)	14.00	(62,331)	14.00	—	—
Cancelled/Forfeited	(450)	14.00	(2,300)	14.00	—	—
Outstanding, end of year	75,456	14.00	77,369	14.00	142,000	14.00
Exercisable at end of year	37,108	14.00	19,131	14.00	60,000	14.00
The weighted average exercise price of the 75,456 options vested or expected to vest as of December 31, 2016 was $14.00. During 2016 the total intrinsic value of options exercised was nominal compared to $0.3 million for the options exercised during 2015.

Table 13.2: Restricted Stock Awards, Restricted Stock Units and Performance Based Restricted Stock Units
	Restricted Stock Awards	Restricted Stock Units	Performance Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2014	—	—	—	—	$—
Granted	75,000	—	—	75,000	$14.00
Cancelled/Forfeited	(20,000)	—	—	(20,000)	$14.00
Vested and issued	—	—	—	—	$14.00
Non-vested as of December 31, 2014	55,000	—	—	55,000	$14.00
Granted	—	71,275	46,330	117,605	$21.19
Cancelled/Forfeited	(3,619)	(1,103)	—	(4,722)	$14.00
Vested and issued	(13,749)	—	—	(13,749)	$14.00
Non-vested as of December 31, 2015	37,632	70,172	46,330	154,134	$19.44
Granted	—	125,701	62,795	188,496	$17.22
Cancelled/Forfeited	(1,068)	(2,444)	—	(3,512)	$17.47
Vested and issued	(12,329)	(23,849)	—	(36,178)	$18.72
Non-vested as of December 31, 2016	24,235	169,580	109,125	302,940	$18.17
As of December 31, 2016, 2015 and 2014, the intrinsic value of options, restricted stock awards, RSUs and PRSUs outstanding, exercisable, and vested or expected to vest was $7.7 million, $3.0 million and $1.5 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized $2.1 million, $0.7 million and $0.8 million in expenses, respectively, related to share-based compensation awards which were recorded in selling and administrative expenses. As of December 31, 2016, there was $3.9 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, RSUs and PRSUs. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
On February 18, 2015, subject to approval by the Company’s stockholders, the Company adopted an Employee Stock Purchase Plan (“ESPP”) enabling employees to purchase shares of the Company’s common stock at a discount. On May 20, 2015, the Company’s stockholders approved the ESPP at the Company’s 2015 annual meeting. The ESPP authorizes the issuance of up to 600,000 shares of the Company’s common stock, but actual shares issued will depend on plan participation. Shares issued under the ESPP will reduce, on a share-for-share basis, the number of shares of the Company’s common stock previously available for issuance pursuant to the Company’s 2014 Stock Incentive Plan. Employees contribute to the ESPP through payroll deductions over a twelve month offering period and are limited to the lower of 10% of the employee’s salary or $10,000 per employee. The purchase price of the shares is equal to the lower of 85 percent of the closing price of the Company's common stock on either the first or last trading day of a given offering period. The first offering period commenced on May 1, 2015 and a second commenced on May 1, 2016. During the years ended December 31, 2016 and 2015, the company recognized $0.1 million and $0.1 million in expenses, respectively, which was recorded in selling and administrative expenses, related to the ESPP. Additionally, during 2016 the Company's employees purchased 10,873 shares of common stock under the ESPP.
Defined Contribution Pension Plan
The Company's employees are able to participate in a 401K defined contributed pension plan. The Company contributes funds into this plan depending on each employee's years of service and subject to certain limits. For the years ended December 31, 2016, 2015 and 2014, the company recorded an expense of $1.9 million, $1.4 million and $1.9 million, respectively.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 14: Changes in Accumulated Other Comprehensive (Loss)/Income by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of January 1, 2014	$(254)	$—	$(254)
Other comprehensive loss before reclassifications	(1,939)	(967)	(2,906)
Amounts reclassified from AOCI	—	100	100
Net current-period other comprehensive loss	(1,939)	(867)	(2,806)
Balance as of December 31, 2014	(2,193)	(867)	(3,060)
Other comprehensive (loss)/income before reclassifications	(3,099)	2,718	(381)
Amounts reclassified from AOCI	—	(1,900)	(1,900)
Net current-period other comprehensive (loss)/income	(3,099)	818	(2,281)
Balance as of December 31, 2015	(5,292)	(49)	(5,341)
Other comprehensive income before reclassifications	514	1,834	2,348
Amounts reclassified from AOCI	—	(416)	(416)
Net current-period other comprehensive income	514	1,418	1,932
Balance as of December 31, 2016	$(4,778)	$1,369	$(3,409)
15. INCOME TAXES
The Company is subject to federal income taxes and various state, provincial and local income taxes.

Table 15.1: Components of Income Tax Expense
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current income tax expense/(benefit)	$16,323	$5,929	$(1,061)
Deferred tax expense	6,504	3,407	11,105
Income tax expense	$22,827	$9,336	$10,044

Table 15.2: Components of Income before Provision for Income Taxes by Country
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$67,128	$27,090	$27,270
Canada	(277)	(1,018)	(1,335)
Income before provision for income taxes	$66,851	$26,072	$25,935

Table 15.3: Reconciliation of Tax Expense at Statutory Tax Rate to Actual Tax Expense
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Tax expense at statutory rate	$23,398	$9,124	$9,077
Increase/(decrease) due to:
U.S./Canadian tax rate differential	21	(18)	107
U.S. state taxes net of federal benefit	1,045	401	503
Non-deductible expenses	144	166	46
Domestic production activities deduction	(1,719)	(356)	—
Tax credits	(12)	(147)	—
Change in valuation allowance	27	272	361
Other	(77)	(106)	(50)
Income tax expense	$22,827	$9,336	$10,044
Statutory tax rate	35.00%	35.00%	35.00%
Effective tax rate	34.15%	35.81%	38.73%

Table 15.4: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Reserves and other liabilities	$4,723	$3,717
Tax loss carryforwards	661	592
Acquisition costs and intangibles	—	1,220
Deferred Compensation	877	284
Inventory	1,432	1,825
AMT Credit	—	2,141
Other	178	91
Valuation allowance	(693)	(663)
Total deferred tax assets	$7,178	$9,207
Deferred tax liabilities:
Prepaids	$543	$338
Acquisition costs and intangibles	576	—
Depreciation, amortization and other	24,012	20,285
Unrealized gains on hedges	788	—
Total deferred tax liabilities	25,919	20,623
Net deferred tax liability	$(18,741)	$(11,416)
The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance
The Company is no longer subject to examination by federal, state, provincial or local taxing authorities for the years before 2013. As of December 31, 2016 and 2015 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-

interest expense. As of December 31, 2016 and 2015, the Company does not have any amounts accrued for interest or penalties.
16. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potential dilutive common stock has no effect on income available to common stockholders.

Table 16: Basic and Dilutive Earnings Per Share
	For the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except for per share amounts)
Net income	$44,024	$16,736	15,891

Weighted average number of shares outstanding- basic	40,605,464	43,172,528	42,940,849
Effect of dilutive securities:
Restricted stock awards	9,018	12,081	—
Restricted stock units	31,200	7,000	11,173
Performance restricted stock units	3,557	3,188	—
Stock options	13,065	23,527	—
Total effect of dilutive securities	56,840	45,796	11,173
Weighted average number of shares outstanding - diluted	40,662,304	43,218,324	42,952,022

Basic earnings per share	$1.08	$0.39	$0.37
Diluted earnings per share	$1.08	$0.39	$0.37
17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the years ended December 31, 2016, 2015 and 2014 was $4.1 million, $4.4 million and $4.8 million, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $68.1 million, $66.7 million and $72.4 million for the years ended December 31, 2016, 2015 and 2014.

Table 17: Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments by Year
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
2017	$1,183	$34,509
2018	616	29,107
2019	1,494	19,781
2020	—	14,185
2021	—	3,232
Thereafter	—	27,173
Total	$3,293	$127,987

Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of December 31, 2016 and December 31, 2015, the Company had outstanding letters of credit of approximately $2.1 million and $3.0 million, respectively.
Litigations
In March 2015, a group of homebuilders commenced a lawsuit against the Company and other U.S. wallboard manufacturers, alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition laws. The complaint, as amended in October 2015, December 2015 and March 2016, also alleged that the manufacturers agreed to abolish the use of "job quotes" and agreed to restrict the supply of wallboard in order to support the allegedly collusive price increases. The case was transferred to the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings with existing antitrust litigation in that district. The Company filed a motion to dismiss the case with respect to the Company in April 2016 and denied any wrongdoing of the type alleged in the amended complaint. In June 2016, the Court granted the Company's motion to dismiss the case with respect to the Company, with prejudice. In July 2016, the plaintiffs filed a Motion to Certify Order for Interlocutory Appeal seeking to challenge the Court's decision to grant the Company's motion to dismiss. In September 2016, the Court denied the plaintiffs' motion to Certify Order to Interlocutory appeal, and, based on the Court's order dismissing the case against the Company, the plaintiffs and the Company executed a joint stipulation dismissing the case against the Company, with prejudice. The dismissal of the case against the Company does not limit or restrict the right of the plaintiffs eventually to appeal the Court's order dismissing the case. The Company believes it has meritorious defenses to the allegations and does not believe the lawsuit will have a material adverse effect on its financial condition, results of operation or liquidity.
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
In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2016 and 2015, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

18. RELATED PARTY TRANSACTIONS
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
19. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard, which represented approximately 97.0%, 96.8% and 96.4% of the Company's revenues for the years ended December 31, 2016, 2015 and 2014, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company’s full range of wallboard products.
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

Table 19.1: Segment Reporting
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net Sales:
Wallboard	$447,679	$407,982	$409,408
Other	13,696	13,700	15,094
Total net sales	461,375	421,682	424,502
Operating income:
Wallboard	87,094	44,276	60,080
Other	46	(271)	681
Total operating income	87,140	44,005	60,761
Adjustments:
Interest expense	(13,590)	(16,432)	(29,069)
Loss from equity investment	(736)	(750)	(113)
Other expense, net	(5,963)	(751)	(5,644)
Income before provision for income taxes	66,851	26,072	25,935
Depreciation and Amortization:
Wallboard	45,561	50,150	53,114
Other	1,085	1,158	1,203
Total depreciation and amortization	$46,646	$51,308	$54,317

Table 19.2: Net Sales By Geographic Region
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$425,611	$387,937	$389,073
Canada	35,764	33,745	35,429
Net sales	$461,375	$421,682	$424,502

Table 19.3: Assets By Geographic Region
	Fixed Assets		Total Assets
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(in thousands)
United States	$304,807	$323,361	$617,050	$617,878
Canada	3,031	3,046	17,699	17,090
Total	$307,838	$326,407	$634,749	$634,968
20. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2016 and 2015, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at December 31, 2016 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. The natural gas hedges had a positive fair value of $0.2 million as of December 31, 2016, net of tax amount of $0.1 million, compared to a negative fair value of $0.1 million, net of tax amount of $30,000 as of December 31, 2015. Interest rate swaps had a positive fair value of $1.2 million as of December 31, 2016, net of tax amount of $0.6 million. Both the natural gas hedges and interest rate swaps are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

21. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 21.1: Quarterly Income Statement and Other Operating Data - 2016
	2016 Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except earnings per share and operating data)
Net sales	118,217	114,558	117,115	111,485
Costs, expenses and other income:
Cost of goods sold	85,862	86,756	83,744	79,955
Selling and administrative	9,554	9,241	10,163	8,960
Total costs and operating expenses	95,416	95,997	93,907	88,915
Operating income	22,801	18,561	23,208	22,570
Other (expense)/income, net	(223)	(5,900)	6	154
Interest expense, net	(3,098)	(3,146)	(3,648)	(3,698)
Income before losses from equity method investment and provision for income tax	19,480	9,515	19,566	19,026
Losses from equity method investment	(10)	(291)	(240)	(195)
Income before provision for income taxes	19,470	9,224	19,326	18,831
Provision for income taxes	(6,879)	(3,014)	(6,604)	(6,330)
Net income	$12,591	$6,210	$12,722	$12,501
Net income per share (1):
Basic	$0.32	$0.15	$0.31	$0.30
Diluted	$0.31	$0.15	$0.31	$0.30
Other operating data:
Wallboard sales volume (msf)	666	634	643	617
Mill net sales price	141.61	144.34	144.86	144.62
Depreciation and amortization	10,990	11,868	11,842	11,946

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

Table 21.2: Quarterly Income Statement and Other Operating Data - 2015
	2015 Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except earnings per share and operating data)
Net sales	110,360	108,150	110,996	92,176
Costs, expenses and other income:
Cost of goods sold	81,498	78,151	81,516	71,675
Selling and administrative	8,092	9,008	9,363	8,428
Long Term Incentive Plan funded by Lone Star	—	9,933	15,842	4,171
Total costs and operating expenses	89,590	97,092	106,721	84,274
Operating income	20,770	11,058	4,275	7,902
Other (expense)/income, net	(51)	(283)	31	(448)
Interest expense, net	(3,873)	(4,154)	(4,184)	(4,221)
Income before losses from equity method investment and provision for income tax	16,846	6,621	122	3,233
(Losses)/earnings from equity method investment	(220)	(278)	(311)	59
Income/(loss) before provision for/(benefit from) income taxes	16,626	6,343	(189)	3,292
Provision for income taxes	(6,023)	(2,104)	63	(1,272)
Net income	$10,603	$4,239	$(126)	$2,020
Net income per share (1):
Basic	$0.25	$0.10	$—	$0.05
Diluted	$0.25	$0.10	$—	$0.05
Other operating data:
Wallboard sales volume (msf)	596	567	567	469
Mill net sales price	148.37	153.05	156.85	157.46
Depreciation and amortization	12,377	12,661	13,141	13,129

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

22. SUBSEQUENT EVENTS
On January 17, 2017, the Company entered into contracts for the supply of synthetic gypsum to the Company's Silver Grove, Kentucky gypsum wallboard plant with each of (i) Dynegy Zimmer, LLC, an affiliate of Dynegy Inc. ("Dynegy") in respect of the supply of synthetic gypsum from Dynegy's Wm. H. Zimmer power generating station in Moscow, Ohio and (ii) Dynegy Miami Fort, LLC, an affiliate of Dynegy, for the supply of synthetic gypsum from Dynegy's Miami Fort power generating station in North Bend, Ohio (together the "Gypsum Contracts"). Each of the Gypsum Contracts provides for the supply of synthetic gypsum at an agreed base price, subject to escalation provisions, for a 20-year term. The Gypsum Contracts are structured as "take or pay" arrangements, where the suppliers are required to supply a specified annual amount of synthetic gypsum and the Company is required to buy a specified annual amount, or else, in either case, pay contractual penalties.
On February 21, 2017, the Company announced the Board of Directors had approved an expansion of its stock repurchase program by $100.0 million, increasing the aggregate authorization from up to $100.0 million to up to $200.0 million. The program was also extended from December 31, 2017 to December 31, 2018.
On February 21, 2017, the Company successfully repriced its term loan under the Amended and Restated Credit Agreement lowering its interest rate by 25 bps to LIBOR plus 2.50% and further reducing its estimated interest expense by approximately $0.8 million per annum. All other terms and conditions under the term loan remain the same.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) as of December 31, 2016.
The Company carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting. See "Financial Statements—Management's Report on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm. See "Financial Statements—Report of Independent Registered Public Accounting Firm" in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
Item 11. Executive Compensation
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth as of December 31, 2016, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under the Company's 2014 Stock Incentive Plan and the Company's Employee Stock Purchase Plan, or ESPP. The ESPP provides for the sale of up to a maximum of 600,000 shares of Company common stock to plan participants. Shares issued under the ESPP will reduce, on a share-for-share basis, the number of shares of Company common stock available for issuance pursuant to our 2014 Stock Incentive Plan.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans approved by security holders	75,456	$14.00	1,114,374
Equity compensation plans not approved by security	—	—	—
Total	75,456	$14.00	1,114,374
All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
Item 14. Principal Accountant Fees and Services
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

PART IV
Item 15. Exhibits and Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

1.	Financial Statements. The Company’s financial statements are included Part II, Item 8, Financial Statements and Supplementary Data.

2.
Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the Consolidated Financial Statements.

3.	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10‑K, or are incorporated by reference herein.

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 24, 2013, by and between Lafarge North America Inc. and Lone Star U.S. Acquisitions, LLC.	(b)

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
(b)

3.1	Certificate of Incorporation of the Company.	(c)

3.2	Bylaws of the Company	(b)

4.1	Form of Registration Rights Agreement between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P.	(b)

10.1^	Synthetic Gypsum Supply Agreement dated as of December 11, 2007 between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.2^	Amended and Restated Gypsum Contract dated as of June 8, 2005 between The Cincinnati Gas & Electric Company (an operating owner of the Miami Fort Generating Station) and Lafarge North America, Inc.	(b)

10.3^
Gypsum Contract dated as of December 29, 1998 among Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), The Dayton Power and Light Company, Columbus Southern Power Company (each an owner of the Wm. H. Zimmer Generating Station) and Lafarge North America Inc. (formerly known as Lafarge Corporation).
(b)

10.4^	Synthetic Gypsum Supply Agreement dated as of December 11, 2007 between Synthetic Materials, LLC and Lafarge North America Inc.	(b)

10.5^	Gypsum Contract dated as of August 9, 1999 between Seminole Electric Cooperative, Inc. and Lafarge North America Inc.	(b)

10.6^	Paper Supply Agreement dated as of February 18, 2000 between Seven Hills Paperboard, LLC and Lafarge North America Inc. (formerly known as Lafarge Corporation).	(b)

10.7#	Continental Building Products, Inc. 2014 Stock Incentive Plan.	(c)

10.8#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Unit Award.	(a)

10.9#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Award.	(a)

10.10#	Form of Grant Notice for 2014 Stock Incentive Plan Nonqualified Stock Options.	(a)

10.11#	Form of Grant Notice for 2014 Stock Incentive Plan Incentive Stock Options.	(a)

10.12
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
(b)

Exhibit No.	Description of Exhibit
10.13
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

10.14
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
(b)

10.16#	Form of Indemnification Agreement for officers and directors	(b)

10.17^	First Amendment to Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America Inc., effective as of February 16, 2009.	(b)

10.18
Assignment and Assumption Agreement, dated as of May 10, 2010, by and between Synthetic Materials, LLC and Mirant Mid-Atlantic, LLC, assigning the Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, between Synthetic Materials, LLC and Lafarge North America Inc.
(b)

10.19^
Letter of Understanding, dated January 4, 2010, by and between Duke Energy Corporation and Lafarge North America, Inc. revising the Amended and Restated Gypsum Contract, dated as of June 8, 2005, by and between The Cincinnati Gas & Electric Company (operating owner of the Miami Fort Generating Station) and Lafarge North America Inc.
(b)

10.20^
December 2009 Amendment to Gypsum Contract, dated as of December 29, 1998, by and among Duke Energy Ohio, Inc. (formerly known as The Cincinnati Gas & Electric Company), The Dayton Power and Light Company and Columbus Southern Power Company (each an owner of the Wm. H. Zimmer Generating Station) and Lafarge North America, Inc. (formerly known as Lafarge Corporation), effective December 22, 2009.
(b)

10.21^	Process for Managing Surplus Gypsum, dated as of December 3, 2010, by and between Duke Energy Ohio and Lafarge North America, Inc.	(b)

10.22^	Amendment No. 1 to Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America, Inc., effective as of December 22, 2008.	(b)

10.23^
Amendment One to Gypsum Contract, dated as of August 9, 1999, by and between Seminole Electric Cooperative, Inc. and Lafarge North America, Inc. (formerly known as Lafarge Corporation), effective December 11, 2008.
(b)

10.24#	Employment Agreement, dated as of March 24, 2015, by and between Continental Building Products, Inc. and James Bachmann.	(d)

10.25#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Unit Award.	(d)

10.26#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Award.	(d)

10.27#	Form of Grant Notice for 2014 Stock Incentive Plan Nonqualified Stock Options.	(d)

10.28#	Form of Grant Notice for 2014 Stock Incentive Plan Incentive Stock Options.	(d)

10.29#	Form of Grant Notice for 2014 Stock Incentive Plan Performance-Based Restricted Stock Units.	(d)

10.30#	Amendment No. 1 to Continental Building Products, Inc. 2014 Stock Incentive Plan.	(d)

10.31	Stock Purchase Agreement by and between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P. dated May 11, 2015.	(e)

Exhibit No.	Description of Exhibit

10.32#	Continental Building Products, Inc. Employee Stock Purchase Plan.	(e)

10.33	Stock Purchase Agreement by and between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P. dated September 10, 2015.	(f)

10.34#	Continental Building Products, Inc. Executive Severance and Change of Control Plan.	(f)

10.35	Stock Purchase Agreement by and between Continental Building Products, Inc. and LSF8 Gypsum Holdings, L.P. date March 14, 2016	(g)

10.36
Amended and Restated Credit Agreement dated as of August 18, 2016 among Continental Building Products, Inc., Continental Building Products Operating Company, LLC, Continental Building Products Canada, Inc., the Lender Party thereto and Credit Suisse AG as Administrative Agent.
(h)

21.1	List of Subsidiaries of the Company.	*

23.1	Consent of Ernst & Young LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
^	Certain portions of this exhibit have been redacted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(a)	Previously filed on December 24, 2013 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.

(b)	Previously filed on January 10, 2014 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.

(c)	Previously filed on May 6, 2015 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(d)	Previously filed on August 6, 2015 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(e)	Previously filed on November 5, 2015 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(f)	Previously filed on November 5, 2015 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(g)	Previously filed on May 10, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(h)	Previously filed on August 22, 2016 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(s) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	February 24, 2017
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Bachmann	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2017
James Bachmann

/s/ Dennis Schemm	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Dennis Schemm

/s/ Dennis Romps	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Dennis Romps

/s/ Edward Bosowski	Chairman of the Board, Director	February 24, 2017
Edward Bosowski

/s/ Michael O. Moore	Director	February 24, 2017
Michael O. Moore

/s/ Jack Sweeny	Director	February 24, 2017
Jack Sweeny

/s/ Chantal Veevaete	Director	February 24, 2017
Chantal Veevaete

/s/ Michael Keough	Director	February 24, 2017
Michael Keough