Form 10-Q
period 2017-03-31
Continental Building Products, Inc.
filed 2017-05-05
CIK 1592480

As filed with the Securities and Exchange Commission on May 5, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer        ☒            Accelerated filer            ☐
Non-accelerated filer        ☐            Smaller reporting company        ☐
Emerging growth company        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐    No    ☒
As of May 3, 2017, the registrant had outstanding 39,220,934 shares of the registrant’s common stock, which amount excludes 5,027,778 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands, except share data and per share amounts)
Net sales	$120,615	$111,485
Costs, expenses and other income:
Cost of goods sold	89,624	79,955
Selling and administrative	9,304	8,960
Total costs and operating expenses	98,928	88,915
Operating income	21,687	22,570
Other (expense)/income, net	(644)	154
Interest expense, net	(2,916)	(3,698)
Income before losses from equity method investment and provision for income tax	18,127	19,026
Losses from equity method investment	(170)	(195)
Income before provision for income taxes	17,957	18,831
Provision for income taxes	(5,730)	(6,330)
Net income	$12,227	$12,501

Net income per share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.30
Weighted average shares outstanding:
Basic	39,576,268	41,524,294
Diluted	39,702,126	41,539,767
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Net income	$12,227	$12,501
Foreign currency translation adjustment	124	1,107
Net unrealized gains/(losses) on derivatives, net of tax	20	(175)
Other comprehensive income	144	932
Comprehensive income	$12,371	$13,433
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$57,908	$51,536
Receivables, net	41,729	32,473
Inventories, net	26,534	25,239
Prepaid and other current assets	5,522	7,485
Total current assets	131,693	116,733
Property, plant and equipment, net	303,507	307,838
Customer relationships and other intangibles, net	78,405	81,555
Goodwill	119,945	119,945
Equity method investment	8,160	8,020
Debt issuance costs	613	658
Total Assets	$642,323	$634,749
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$27,525	$27,411
Accrued and other liabilities	12,385	12,321
Notes payable, current portion	1,727	1,742
Total current liabilities	41,637	41,474
Deferred taxes and other long-term liabilities	19,610	19,643
Notes payable, non-current portion	264,203	264,620
Total Liabilities	325,450	325,737
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,248,712 and 44,191,370 shares issued at March 31, 2017 and December 31, 2016, respectively; 39,531,934 and 39,691,715 shares outstanding at March 31, 2017 and December 31, 2016, respectively	44	44
Additional paid-in capital	323,111	322,384
Less: Treasury stock	(93,993)	(88,756)
Accumulated other comprehensive loss	(3,265)	(3,409)
Accumulated earnings	90,976	78,749
Total Equity	316,873	309,012
Total Liabilities and Equity	$642,323	$634,749
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Cash flows from operating activities:
Net income	$12,227	$12,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,286	11,946
Bad debt expense	139	53
Amortization of debt issuance costs and debt discount	291	572
Loss on disposal of property, plant and equipment	13	7
Losses from equity method investment	170	195
Loss on debt extinguishment	686	—
Stock-based compensation	724	346
Deferred taxes	92	92
Change in assets and liabilities:
Receivables	(9,462)	(7,602)
Inventories	(1,279)	1,941
Prepaid expenses and other current assets	1,994	705
Accounts payable	1,714	(2,750)
Accrued and other current liabilities	87	(984)
Other long term liabilities	(146)	(181)
Net cash provided by operating activities	18,536	16,841
Cash flows from investing activities:
Capital expenditures	(5,359)	(101)
Software purchased or developed	(1)	(166)
Capital contributions to equity method investment	(524)	(97)
Distributions from equity method investment	214	142
Net cash used in investing activities	(5,670)	(222)
Cash flows from financing activities:
Proceeds from exercise of stock options	168	13
Tax withholdings on share-based compensation	(209)	—
Proceeds from debt refinancing	273,625	—
Disbursements for debt refinancing	(273,625)	—
Payments of financing costs	(649)	—
Principal payments for debt	(684)	(10,000)
Payments to repurchase common stock	(5,237)	(17,026)
Net cash used in financing activities	(6,611)	(27,013)
Effect of foreign exchange rates on cash and cash equivalents	117	487
Net change in cash and cash equivalents	6,372	(9,907)
Cash, beginning of period	51,536	14,729
Cash, end of period	$57,908	$4,822
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Notes to the Unaudited Consolidated Financial Statements
1. BACKGROUND AND NATURE OF OPERATIONS
Description of Business
Continental Building Products, Inc. (the "Company") is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. ("Lafarge N.A.") described below, the Company had no operating activity. The Company manufactures gypsum wallboard related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States and produces joint compound at one plant in the United States and at another plant in Canada.
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
Secondary Public Offerings
On March 18, 2016, following a series of secondary offerings, LSF8 Gypsum Holdings, L.P. ("LSF8") sold its remaining 5,106,803 shares of the Company’s common stock at a price per share of $16.10. Following the March 18, 2016 transaction and the concurrent repurchase by the Company of 900,000 shares of Company’s common stock from LSF8, to the best of the Company's knowledge, neither LSF8 nor any other affiliate of Lone Star held any shares of Company common stock. (See Note 11, Treasury Stock).
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

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Seasonal changes and other conditions can affect the sales volumes of the Company’s products.
Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.

The financial statements should be read in conjunction with Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year then ended (the "2016 10-K"). The Company has continued to follow the accounting policies set forth in those financial statements.

(c)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash and Non-Cash Transactions
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Cash paid during the period for:
Interest paid on term loan	$2,457	$3,003
Income taxes paid, net	216	3,554
Non-cash activity:
Amounts in accounts payable for capital expenditures	915	877

(d)	Recent Accounting Pronouncements
Recent Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company values its inventory under the average cost method and thus will be required to adopt the standard. The Company adopted the new standard in the first quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments were effective for annual periods beginning after December 15, 2016. The Company adopted the new standard in the first quarter of 2017, which resulted in a favorable adjustment to income tax provision of $0.2 million.
Recent Accounting Pronouncement Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. We will adopt the standard on January 1, 2018. We have identified a project implementation team and have identified our revenue streams. We are in the process of evaluating the various aspects of the standard and how the standard may impact how we recognize revenue. We are also evaluating the potential impact that the new guidance will have on our footnotes to the financial statements. While we have not completed our analysis, we do not anticipate that the new guidance will have a material impact on the Company's revenue accounting.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments". This ASU intends to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The provisions of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”. The new standard requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sales or transfer occurs. The standard requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The provisions of this standard are effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017- 04, "Intangibles - Goodwill and Other". This ASU simplifies the goodwill impairment calculation by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., Step 1 of today’s goodwill impairment test). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
3. RECEIVABLES, NET

Table 3.1: Detail of Receivables, Net
	March 31, 2017	December 31, 2016
	(in thousands)
Trade receivables, gross	$42,656	$33,199
Allowance for cash discounts and doubtful accounts	(927)	(726)
Receivables, net	$41,729	$32,473
Trade receivables are recorded net of credit memos issued during the normal course of business.
4. INVENTORIES, NET

Table 4: Composition of Inventories
	March 31, 2017	December 31, 2016
	(in thousands)
Finished products	$6,468	$7,246
Raw materials	12,953	10,910
Supplies and other	7,113	7,083
Inventories, net	$26,534	$25,239

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Property, Plant and Equipment Details
	March 31, 2017	December 31, 2016
	(in thousands)
Land	$12,925	$12,925
Buildings	112,625	112,583
Plant machinery	280,819	275,010
Mobile equipment	9,790	6,721
Construction in progress	9,410	15,016
Property, plant and equipment, at cost	425,569	422,255
Accumulated depreciation	(122,062)	(114,417)
Property, plant and equipment, net	$303,507	$307,838
Depreciation expense was $8.1 million and $8.4 million for the three months ended March 31, 2017 and 2016, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,320	$(50,707)	$65,613	$116,267	$(48,243)	$68,024
Purchased and internally developed software	5,322	(3,787)	1,535	5,322	(3,289)	2,033
Trademarks	14,790	(3,533)	11,257	14,783	(3,285)	11,498
Total	$136,432	$(58,027)	$78,405	$136,372	$(54,817)	$81,555
Amortization expense was $3.2 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively.
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

Table 6.2: Future Amortization Expense of Customer Relationships and Other Intangibles
As of March 31, 2017
(in thousands)
April 1, 2017 through December 31, 2017	$8,790
2018	9,448
2019	8,399
2020	7,612
2021	7,016
Thereafter	37,140
Total	$78,405

7. INVESTMENT IN SEVEN HILLS
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
Paperboard liner purchased from Seven Hills was $12.0 million and $11.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had certain purchase commitments for paper totaling $39.0 million through 2020.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	March 31, 2017	December 31, 2016
	(in thousands)
Employee-related costs	$3,273	$9,595
Income taxes	5,245	—
Other taxes	2,975	2,088
Other	892	638
Accrued and other liabilities	$12,385	$12,321
9. DEBT

Table 9.1: Details of Debt
	March 31, 2017	December 31, 2016
	(in thousands)
First Lien Credit Agreement (a)	$272,941	$273,625
Less: Original issue discount (net of amortization)	(1,877)	(1,946)
Less: Debt issuance costs	(5,134)	(5,317)
Total debt	265,930	266,362
Less: Current portion of long-term debt	(1,727)	(1,742)
Long-term debt	$264,203	$264,620

(a)
As of March 31, 2017, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.50%, compared to as of December 31, 2016, at which time the First Lien Credit Agreement had the same maturity date and an interest rate of LIBOR (with a 0.75% floor) plus 2.75%.

In connection with the Acquisition, the Company purchased certain assets from Lafarge N.A. with cash. In order to finance a portion of the consideration payable to Lafarge N.A., the Company and its subsidiary Continental Building Products Operating Company, LLC ("OpCo") entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the "First Lien Credit Agreement") and a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent for term loan borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility under the First Lien Credit Agreement. The available amount under the First Lien Credit Agreement term loan was subsequently increased to $415 million. In conjunction with the initial issuance of this debt, the Company incurred $15.3 million of debt issuance costs which were being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt. Interest under the First Lien Credit Agreement was floating. The margin applicable to the borrowing was reduced in the third quarter 2014 to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s.

On August 18, 2016, the Company, OpCo and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the First Lien Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility and a $75 million senior secured revolving credit facility (the "Revolver"), which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, the Company incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other Expense, net on the Consolidated Statement of Operations, and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, the Company recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statement of Operations. The interest rate under the Amended and Restated Credit Agreement remained floating but was reduced to a spread over LIBOR of 2.75% and floor of 0.75%.
On February 21, 2017, the Company repriced its term loan under the Amended and Restated Credit Agreement lowering its interest rate by a further 25 basis points to LIBOR plus 2.50% thereby reducing its estimated interest expense by approximately $0.8 million per annum. All other terms and conditions under the Amended and Restated Credit Agreement remained the same. In connection with the debt repricing, the Company incurred $0.7 million of debt issuance costs, which was recorded in Other Expense, net on the Consolidated Statement of Operations.
The First Lien Credit Agreement was, and the Amended and Restated Credit Agreement is, secured by the underlying property and equipment of the Company. During the three months ended March 31, 2017, the Company made no voluntary prepayment of principal, compared to $10.0 million of voluntary prepayments in the same period 2016. As of March 31, 2017, the annual effective interest rate on the Amended and Restated Credit Agreement, including original issue discount and amortization of debt issuance costs, was 4.0%.
There were no amounts outstanding under the Revolver as of March 31, 2017 or December 31, 2016. During the three months ended March 31, 2017 the Company did not have any draws under the Revolver, compared to $5.0 million which the Company borrowed and repaid in the three months ended March 31, 2016 under the applicable revolving credit facility. Interest under the Revolver is floating, based on LIBOR plus 225 basis points. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of March 31, 2017, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.4 million.

Table 9.2: Future Minimum Principal Payments Due Under the Amended and Restated Credit Agreements
Amount Due
(in thousands)
April 1, 2017 through December 31, 2017	$2,052
2018	2,736
2019	2,736
2020	2,736
2021	2,736
Thereafter	259,945
Total Payments	$272,941
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at March 31, 2017, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at March 31, 2017.

10. DERIVATIVE INSTRUMENTS
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
Commodity Derivative Instruments
As of March 31, 2017, the Company had 1,180 thousand millions of British Thermal Units ("mmBTUs") in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by October 31, 2017. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized gain that remained in accumulated other comprehensive loss as of March 31, 2017 was $0.2 million which is net of a tax amount of $0.1 million. No ineffectiveness was recorded on these contracts during the three months ended March 31, 2017. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
For the three months ended March 31, 2017, approximately $60,000 of loss, net of $29,000 of tax, was recognized in other comprehensive income for the commodity contracts. For the three months ended March 31, 2017, the amount of gain reclassified from accumulated other comprehensive loss into income was $6,000. As of March 31, 2017, there was $0.3 million recorded in other current assets and $17,000 was recorded in other current liabilities. As of December 31, 2016, $0.4 million was recorded in other current assets.
Interest Rate Derivative Instrument
In September 2016, the Company entered into interest rate swap agreements for a combined notional amount of $100.0 million with a term of four years, which hedged the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The net unrealized gain that remained in accumulated other comprehensive loss as of March 31, 2017 was $1.3 million which is net of a tax amount of $0.7 million. For the three months ended March 31, 2017, the amount of loss reclassified from accumulated other comprehensive loss into income was $0.1 million. For the three months ended March 31, 2017, approximately $80,000 of gains, net of tax expense of $51,000 was recognized in other comprehensive income for the interest rate swaps. As of March 31, 2017, there was $1.9 million recorded in other current assets. No ineffectiveness was recorded on these contracts during the three months ended March 31, 2017.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of March 31, 2017, the Company’s derivatives were in a $2.2 million net asset position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of March 31, 2017, the Company had no collateral posted with its counterparties related to the derivatives.

11. TREASURY STOCK
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, on March 18, 2016, the Company repurchased 900,000 shares of its common stock from LSF8 in a private transaction at a price per share of $16.10, or an aggregate of approximately $14.5 million, pursuant to a stock purchase agreement dated March 14, 2016. The Company has also repurchased shares of its common stock in the open market under this authorization. On August 3, 2016, the Company announced the Board of Directors had approved an expansion of its stock repurchase program by $50 million, increasing the aggregate authorization from up to $50 million to up to $100 million. The program was also extended from the end of 2016 to the end of 2017.
On February 21, 2017, the Board of Directors further expanded our share repurchase program up to a total of $200 million of our common stock and extended the expiration date to December 31, 2018.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company’s earnings per share calculation.

Table 11: Treasury Stock Activity
	March 31, 2017			March 31, 2016
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	4,499,655	$88,756	$19.73	2,395,049	$48,479	$20.24
Repurchases on open market	217,123	5,237	24.12	151,159	2,536	16.78
Repurchase from LSF8 in private transaction	—	—	—	900,000	14,490	16.10
Ending Balance	4,716,778	$93,993	$19.93	3,446,208	$65,505	$19.01

(a) Includes commissions paid for repurchases on open market.
12. SHARE-BASED COMPENSATION
Stock options, Restricted Stock Awards, Restricted Stock Units and Performance Restricted Stock Units
On February 22, 2017, the Company granted certain employees 79,638 Restricted Share Units ("RSUs") that vest ratably over four years and for certain members of the Board of Directors 16,105 RSUs that vest one year from the grant date. All of these grants had a market price on the date of grant of $23.70. Additionally, on March 21, 2017, the Company granted a certain employee and member of the board of directors 279 RSUs and 2,501 RSUs, respectively that vest ratably over a period of four years for the employee and one year from the grant date for the member of the Board of Directors and had a market price on the date of grant of $25.75.
On February 22, 2017, the Company also granted certain employees 47,505 Performance Based RSUs ("PRSUs"). The PRSUs vest on December 31, 2019, with the exact number of PRSUs vesting subject to the achievement of certain performance conditions through December 31, 2018. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for fiscal years 2017 and 2018. The market price on date of grant of $23.70.
For the three months ended March 31, 2017 and 2016, the Company recognized $0.7 million and $0.3 million in expenses, respectively, related to share-based compensation awards which were recorded in selling and administrative expenses. As of March 31, 2017, there was $6.7 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, RSUs and PRSUs. This cost is expected to be recognized over a weighted-average period of 2.6 years.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2016	(4,778)	1,369	(3,409)
Other comprehensive income before reclassifications	124	(68)	56
Amounts reclassified from AOCI	—	88	88
Net current-period other comprehensive income	124	20	144
Balance as of March 31, 2017	$(4,654)	$1,389	$(3,265)
14. INCOME TAXES

The Company’s annual estimated effective tax rate is approximately 33.6%. The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.
15. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potential dilutive common stock has no effect on income available to common stockholders. For the three months ended March 31, 2017 and 2016, respectively, approximately, 84,456 and 154,637 share-based compensation awards were excluded from the weighted average shares outstanding because their impact would be anti-dilutive in the computation of dilutive earnings per share.

Table 15: Basic and Dilutive Earnings Per Share
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands, except for per share amounts)
Net income	$12,227	$12,501

Weighted average number of shares outstanding- basic	39,576,268	41,524,294
Effect of dilutive securities:
Restricted stock awards	10,061	7,022
Restricted stock units	74,349	6,482
Performance restricted stock units	16,523	—
Stock options	24,925	1,969
Total effect of dilutive securities	125,858	15,473
Weighted average number of shares outstanding - diluted	39,702,126	41,539,767

Basic earnings per share	$0.31	$0.30
Diluted earnings per share	$0.31	$0.30

16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three months ended March 31, 2017 and 2016 was $0.8 million and $1.0 million, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $17.6 million and $17.5 million for the three months ended March 31, 2017 and 2016.

Table 16: Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
April 1, 2017 through December 31, 2017	$902	$25,693
2018	616	26,500
2019	1,494	26,593
2020	—	17,379
2021	—	5,237
Thereafter	—	64,256
Total	$3,012	$165,658
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of March 31, 2017 and December 31, 2016, the Company had outstanding letters of credit of approximately $1.6 million and $2.1 million, respectively.
Legal Matters
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2017 and December 31, 2016, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

17. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard, which represented approximately 96.6% and 96.5% of the Company's revenues for the three months ended March 31, 2017 and 2016, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company’s full range of wallboard products.
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

Table 17.1: Segment Reporting
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Net Sales:
Wallboard	$116,476	$107,599
Other	4,139	3,886
Total net sales	120,615	111,485
Operating income:
Wallboard	21,592	22,404
Other	95	166
Total operating income	21,687	22,570
Adjustments:
Interest expense	(2,916)	(3,698)
Loss from equity investment	(170)	(195)
Other (expense)/income, net	(644)	154
Income before provision for income taxes	17,957	18,831
Depreciation and Amortization:
Wallboard	11,022	11,674
Other	264	272
Total depreciation and amortization	$11,286	$11,946

Table 17.2: Net Sales By Geographic Region
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
United States	$110,386	$103,642
Canada	10,229	7,843
Net sales	$120,615	$111,485

Table 17.3: Assets By Geographic Region
	Fixed Assets		Total Assets
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in thousands)
United States	$300,342	$304,807	$623,625	$617,050
Canada	3,165	3,031	18,698	17,699
Total	$303,507	$307,838	$642,323	$634,749
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
The three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value, is as follows:

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
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2017 and December 31, 2016, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at March 31, 2017 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. The natural gas hedges had a positive fair value of $0.2 million as of March 31, 2017, net of tax amount of $0.1 million, compared to a positive fair value of 0.2 million, net of tax amount of $0.1 million as of December 31, 2016. Interest rate swaps had a positive fair value of $1.3 million as of March 31, 2017, net of tax amount of $0.7 million, compared to a positive fair value of $1.2 million as of December 31, 2016, net of tax amount of $0.6 million. Both the natural gas hedges and interest rate swaps are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," "Selected Historical Financial and Operating Data," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2016 filed with the Securities and Exchange Commission on February 24, 2017 (the "2016 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
Our primary reportable segment is wallboard, which accounted for approximately 96.6% and 96.5% of our net sales for the three months ended March 31, 2017 and 2016, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 17 to the Consolidated Financial Statements for additional information on our reporting segment.
Factors Affecting Our Results
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 65% of our costs of goods sold for the three months ended March 31, 2017, compared to 63% for the three months ended March 31, 2016. Depreciation and amortization represented 12% of our costs of goods sold for the three months ended March 31, 2017, compared to 14% for the three months ended March 31, 2016. Distribution costs to deliver product to our customers represented the remaining portion of our costs of goods sold, or approximately 23% of our costs of goods sold for both the three months ended March 31, 2017 and 2016.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 71% of our manufacturing cash costs for the three months ended March 31, 2017, compared to 68% for the three months ended March 31, 2016. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 29% of our manufacturing cash costs for the three months ended March 31, 2017, compared to 32% for the three months ended March 31, 2016.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the joint venture agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We believe we can also purchase additional paper on the spot market at competitive prices. See Note 7 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands, except mill net)
Net Sales	$120,615	$111,485
Costs, expenses and other income:
Cost of goods sold	89,624	79,955
Selling and administrative	9,304	8,960
Total costs and operating expenses	98,928	88,915
Operating income	21,687	22,570
Other (expense)/income, net	(644)	154
Interest expense, net	(2,916)	(3,698)
Income before losses from equity method investment and provision for income taxes	18,127	19,026
Losses from equity method investment	(170)	(195)
Income before provision for income taxes	17,957	18,831
Provision for income taxes	(5,730)	(6,330)
Net income	$12,227	$12,501
Other operating data:
Capital expenditures and software purchased or developed	$5,360	$267
Wallboard sales volume (million square feet)	650	617
Mill net sales price (1)	$147.92	$144.62

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net Sales . Net sales increased by $9.1 million, up 8.2% from $111.5 million for the three months ended March 31, 2016, to $120.6 million for the three months ended March 31, 2017. The increase was primarily attributable to a $5.7 million favorable impact of higher wallboard volumes driven by higher demand in the United States. In addition, a favorable impact of $2.8 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates and a favorable impact of $0.3 million related to foreign currency exchange rates contributed to this overall increase. Our non-wallboard products also had a $0.3 million favorable impact on net sales.
Cost of Goods Sold. Cost of goods sold increased $9.6 million, up 12.0% from $80.0 million for the three months ended March 31, 2016, to $89.6 million for the three months ended March 31, 2017. Higher wallboard volumes increased freight costs and input costs by $2.7 million, and labor costs increased by $0.9 million. In addition, higher per unit input costs, mainly related to paper, gypsum and natural gas increased cost of goods sold $5.0 million. Other cost increases related to freight, foreign currency exchange, and other manufacturing costs increased $1.8, while amortization and depreciation costs decreased $0.8 million.
Selling and Administrative Expense. Selling and administrative expense increased $0.3 million, up 3.3% from $9.0 million for the three months ended March 31, 2016, to $9.3 million for the three months ended March 31, 2017. This increase was driven by a $0.4 million increase in stock compensation expense and a $0.2 million increase in payroll and bonus expenses and was partially offset by $0.3 million decrease in other selling and administrative expense.
Operating Income. Operating income of $21.7 million for the three months ended March 31, 2017 decreased by $0.9 million from operating income of $22.6 million for the three months ended March 31, 2016. The primary drivers for this decrease were higher input, freight and labor costs, partially offset by an increase in volumes and sales price for the first quarter 2017 versus first quarter 2016.
Other (Expense)/Income, Net.  Other (expense)/income, net, was a net expense of $0.6 million for the three months ended March 31, 2017 compared to net income of $0.2 million for the three months ended March 31, 2016. The $0.8 million increase in expense was primarily due to $0.7 million in additional expenses associated with the debt repricing in the first quarter 2017. See Note 9 to the Consolidated Financial Statements for further details on the repricing.

Interest Expense, Net. Interest expense was $2.9 million for the three months ended March 31, 2017, a decrease of $0.8 million from $3.7 million for the three months ended March 31, 2016, reflecting lower average outstanding borrowings during first quarter 2017 compared to first quarter 2016 and the lower interest rate following the debt refinancing in August 2016 and repricing in February 2017. See Note 9 to the Consolidated Financial Statements for further details on the refinancing and repricing.
Provision for Income Taxes. Provision for income taxes decreased $0.6 million from $5.7 million for the three months ended March 31, 2017, compared to $6.3 million in the prior period. Lower provision for income taxes was primarily driven by lower pretax income, a slightly lower annual estimated effective tax rate of approximately 33.6% and a $0.2 million favorable discrete tax item in the first quarter 2017 related to excess tax benefits on stock compensation recognized in connection with the adoption of new accounting guidance. See Note 2 to the Consolidated Financial Statements for further detail on our adoption of this share-based compensation accounting guidance.
Non-GAAP Measures
EBITDA has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We have presented EBITDA as a supplemental performance measure because we believe that it facilitates a comparative assessment of our operating performance relative to our performance based on our results under GAAP while isolating the effects of some items that vary from period to period without any correlation to core operating performance and eliminates certain charges that we believe do not reflect our operations and underlying operational performance. Management also believes that EBITDA is useful to investors because it allows investors to view our business through the eyes of management and the board of directors, facilitating comparison of results across historical periods.
EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner as we do. EBITDA is not a measurement of our financial performance under GAAP and should not be considered in isolation from or as an alternative to operating income determined in accordance with GAAP or any other financial statement data presented as an indicator of financial performance or liquidity, as calculated and presented in accordance with GAAP.

Table M2: Reconciliation of EBITDA to Net Income
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Net income	$12,227	$12,501
Adjustments:
Other expense/(income), net	644	(154)
Interest expense, net	2,916	3,698
Losses from equity method investment	170	195
Provision for income taxes	5,730	6,330
Depreciation and amortization	11,286	11,946
EBITDA—Non-GAAP Measure	32,973	34,516

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M3: Net Change in Cash and Cash Equivalents
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Net cash provided by operating activities	$18,536	$16,841
Net cash used in investing activities	(5,670)	(222)
Net cash used in financing activities	(6,611)	(27,013)
Effect of foreign exchange rates on cash and cash equivalents	117	487
Net change in cash and cash equivalents	$6,372	$(9,907)
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $18.5 million and $16.8 million, respectively. The increase of $1.7 million in 2017 compared to 2016 was primarily driven by an improvement in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 was $5.7 million, compared to $0.2 million for the three months ended March 31, 2016. The investing activities for the three months ended March 31, 2017 primarily reflect an aggregate of $5.4 million in capital expenditures and software purchased or developed, compared to $0.3 million for the three months ended March 31, 2016, partially offset by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 was $6.6 million, compared to $27.0 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we repriced the Amended and Restated Credit Agreement, resulting in a net outflow of $0.6 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of the repricing. We made principal payments on our outstanding debt of $0.7 million and $10.0 million for the three months ended March 31, 2017 and 2016, respectively. We also deployed $5.2 million and $17.0 million during three months ended March 31, 2017 and 2016, respectively, to repurchase common stock.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2016 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2017.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors’ products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	potential losses of customers;

•	changes in affordability of energy and transportation costs;

•	material disruptions at our facilities or the facilities of our suppliers;

•	disruptions to our supply of paperboard liner, including termination of the WestRock contract;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business; and

•	additional factors discussed under the sections captioned "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in our SEC filings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of March 31, 2017, we had $57.9 million in cash and cash equivalents. The interest expense associated with the term loan and revolving credit facility under the Amended and Restated Credit Agreement will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the term loan under the Amended and Restated Credit Agreement has a LIBOR floor of 0.75%. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense slightly as the LIBOR specified in the calculation of interest during the first quarter was slightly above the floor. A hypothetical 1.00% increase in interest rates would have increased interest expense by approximately $0.4 million for the three months ended March 31, 2017, while a hypothetical 1.00% decrease in interest rate would have decreased interest expense by $0.1 million. We based this sensitivity calculation on the three month LIBOR rate of 0.1% as of February 28, 2017 in accordance with the measurement date specified in the Amended and Restated Credit Agreement.
As of March 31, 2017, we had interest rate swaps with a combined notional amount of $100.0 million and a 3 year remaining term, which swapped the floating interest rate on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323%. The fair value of these interest rate swaps was $1.9 million as of March 31, 2017.
The return on our cash equivalents balance was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 8.5% and 7.0% of our net sales for the three months ended March 31, 2017 and 2016, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on results for the three months ended March 31, 2017. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of March 31, 2017, the Company had nine natural gas swap contracts for a portion of natural gas usage. The contracts mature between April 30, 2017 and October 31, 2017. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of March 31, 2017, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of Company's the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations in Control Systems. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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
See Note 16 to the Consolidated Financial Statements for a description of certain legal proceedings.
Item 1A. Risk Factors
There were no material changes during the three months ended March 31, 2017 to the risk factors previously disclosed in the 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) On November 4, 2015, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $50 million of our common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. On August 3, 2016, our Board of Directors increased the aggregate authorization from up to $50 million to up to $100 million and extended the expiration date to December 31, 2017. On February 21, 2017, the Board of Directors approved a further expansion of our stock repurchase program, increasing the total amount of our common stock we are authorized to repurchase from $100 million to $200 million and extended the expiration date to December 31, 2018.

Common Stock Repurchase Activity During the Three Months Ended March 31, 2017
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31, 2017	136,623	$23.25	136,623	$48,102,179
February 1 - February 28, 2017	—	—	—	148,102,179
March 1 - March 31, 2017	80,500	25.59	80,500	146,042,231
Total	217,123	$24.12	217,123
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1+	Gypsum Contract (Miami Fort Station) dated as of January 17, 2017 between Dynegy Miami Fort LLC and Continental Silver Grove LLC.	*

10.2+	Gypsum Contract (Zimmer Station) dated as of January 17, 2017 between Dynegy Zimmer LLC and Continental Silver Grove LLC.	*
10.3	Replacement Facility Amendment dated as of February 21, 2017 among Continental Building Products Operating Company, LLC, the Lender Party thereto and Credit Suisse AG as Administrative Agent.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith.
+	Certain portions of this exhibit have been redacted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	May 5, 2017
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	May 5, 2017
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)