Form 10-Q
period 2017-06-30
Continental Building Products, Inc.
filed 2017-08-04
CIK 1592480

As filed with the Securities and Exchange Commission on August 4, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes    ☐    No    ☒
As of August 2, 2017, the registrant had outstanding 38,420,573 shares of the registrant’s common stock, which amount excludes 5,884,091 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands, except share data and per share amounts)
Net sales	$120,630	$117,115	$241,245	$228,600
Costs, expenses and other income:
Cost of goods sold	89,817	83,744	179,441	163,699
Selling and administrative	9,193	10,163	18,497	19,123
Total costs and operating expenses	99,010	93,907	197,938	182,822
Operating income	21,620	23,208	43,307	45,778
Other (expense)/income, net	(135)	6	(779)	160
Interest expense, net	(3,062)	(3,648)	(5,978)	(7,346)
Income before income/(losses) from equity method investment and provision for income tax	18,423	19,566	36,550	38,592
Income/(losses) from equity method investment	345	(240)	175	(435)
Income before provision for income taxes	18,768	19,326	36,725	38,157
Provision for income taxes	(6,370)	(6,604)	(12,100)	(12,934)
Net income	$12,398	$12,722	$24,625	$25,223

Net income per share:
Basic	$0.32	$0.31	$0.63	$0.61
Diluted	$0.32	$0.31	$0.62	$0.61
Weighted average shares outstanding:
Basic	39,125,571	40,670,650	39,349,674	41,097,472
Diluted	39,210,219	40,717,162	39,454,928	41,128,466
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Net income	$12,398	$12,722	$24,625	$25,223
Foreign currency translation adjustment	440	16	564	1,123
Net unrealized (losses)/gains on derivatives, net of tax	(598)	336	(578)	161
Other comprehensive income	(158)	352	(14)	1,284
Comprehensive income	$12,240	$13,074	$24,611	$26,507
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$55,847	$51,536
Receivables, net	37,411	32,473
Inventories, net	27,111	25,239
Prepaid and other current assets	5,862	7,485
Total current assets	126,231	116,733
Property, plant and equipment, net	297,931	307,838
Customer relationships and other intangibles, net	75,522	81,555
Goodwill	119,945	119,945
Equity method investment	8,628	8,020
Debt issuance costs	568	658
Total Assets	$628,825	$634,749
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$26,262	$27,411
Accrued and other liabilities	10,328	12,321
Notes payable, current portion	1,720	1,742
Total current liabilities	38,310	41,474
Deferred taxes and other long-term liabilities	19,251	19,643
Notes payable, non-current portion	263,776	264,620
Total Liabilities	321,337	325,737
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,304,664 and 44,191,370 shares issued at June 30, 2017 and December 31, 2016, respectively; 38,655,886 and 39,691,715 shares outstanding at June 30, 2017 and December 31, 2016, respectively	44	44
Additional paid-in capital	324,086	322,384
Less: Treasury stock	(116,592)	(88,756)
Accumulated other comprehensive loss	(3,423)	(3,409)
Accumulated earnings	103,373	78,749
Total Equity	307,488	309,012
Total Liabilities and Equity	$628,825	$634,749
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Cash flows from operating activities:
Net income	$24,625	$25,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,760	23,788
Bad debt expense	22	28
Amortization of debt issuance costs and debt discount	586	1,207
Loss on disposal of property, plant and equipment	18	41
(Income)/losses from equity method investment	(175)	435
Loss on debt extinguishment	686	—
Stock-based compensation	1,479	1,152
Deferred taxes	92	268
Change in assets and liabilities:
Receivables	(4,964)	(1,973)
Inventories	(1,811)	1,053
Prepaid expenses and other current assets	966	(534)
Accounts payable	(564)	(620)
Accrued and other current liabilities	(2,038)	(152)
Other long term liabilities	(188)	(413)
Net cash provided by operating activities	42,494	49,503
Cash flows from investing activities:
Capital expenditures	(8,070)	(1,765)
Software purchased or developed	(133)	(356)
Capital contributions to equity method investment	(647)	(226)
Distributions from equity method investment	214	356
Net cash used in investing activities	(8,636)	(1,991)
Cash flows from financing activities:
Proceeds from exercise of stock options	230	20
Tax withholdings on share-based compensation	(240)	—
Proceeds from debt refinancing	273,625	—
Disbursements for debt refinancing	(273,625)	—
Payments of financing costs	(649)	—
Principal payments for debt	(1,368)	(25,000)
Payments to repurchase common stock	(27,836)	(22,010)
Net cash used in financing activities	(29,863)	(46,990)
Effect of foreign exchange rates on cash and cash equivalents	316	475
Net change in cash and cash equivalents	4,311	997
Cash, beginning of period	51,536	14,729
Cash, end of period	$55,847	$15,726
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Notes to the Unaudited Consolidated Financial Statements
1. BACKGROUND AND NATURE OF OPERATIONS
Description of Business
Continental Building Products, Inc. (the "Company") is a Delaware corporation. Prior to the acquisition of the gypsum division of Lafarge North America Inc. ("Lafarge N.A.") described below, the Company had no operating activity. The Company manufactures gypsum wallboard related products for commercial and residential buildings and houses. The Company operates a network of three highly efficient wallboard facilities, all located in the eastern United States, and produces joint compound at one plant in the United States and at another plant in Canada.
The Acquisition
On June 24, 2013, Lone Star Fund VIII (U.S.), L.P., (along with its affiliates and associates, but excluding the companies that it owns as a result of its investment activity, “Lone Star”), entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the "Acquisition") in cash. The closing of the Acquisition occurred on August 30, 2013.
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

(c)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash and Non-Cash Transactions
	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Cash paid during the period for:
Interest paid on term loan	$4,973	$5,876
Income taxes paid, net	10,259	12,160
Non-cash activity:
Amounts in accounts payable for capital expenditures	1,899	547

(d)	Recent Accounting Pronouncements
Accounting Standards Adopted During the Period
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory: Simplifying the Measurement of Inventory." This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company values its inventory under the average cost method and thus will be required to adopt the standard. The Company adopted the new standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off-balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off-balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an "APIC pool." The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments were effective for annual periods beginning after December 15, 2016. The Company adopted the new standard in the first quarter of 2017, which resulted in a favorable adjustment to income tax provision of $0.2 million.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. The Company will adopt the standard on January 1, 2018. The Company has identified a project implementation team and has identified its revenue streams. The Company is in the process of evaluating the various aspects of the standard and how the standard may impact how the Company recognizes revenue. The Company is also evaluating the potential impact that the new guidance will have on its Consolidated Financial Statements. While the Company has not completed its analysis, the Company does not anticipate that the new guidance will have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption, which is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments." This ASU is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU intends to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The provisions of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The new standard requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sales or transfer occurs. The standard requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The provisions of this standard are effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017- 04, "Intangibles - Goodwill and Other." This ASU simplifies the goodwill impairment calculation by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., Step 1 of today’s goodwill impairment test). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
3. RECEIVABLES, NET

Table 3: Details of Receivables, Net
	June 30, 2017	December 31, 2016
	(in thousands)
Trade receivables, gross	$38,169	$33,199
Allowance for cash discounts and doubtful accounts	(758)	(726)
Receivables, net	$37,411	$32,473
Trade receivables are recorded net of credit memos issued during the normal course of business.
4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	June 30, 2017	December 31, 2016
	(in thousands)
Finished products	$7,474	$7,246
Raw materials	12,625	10,910
Supplies and other	7,012	7,083
Inventories, net	$27,111	$25,239

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	June 30, 2017	December 31, 2016
	(in thousands)
Land	$13,186	$12,925
Buildings	112,971	112,583
Plant machinery	281,516	275,010
Mobile equipment	10,552	6,721
Construction in progress	10,136	15,016
Property, plant and equipment, at cost	428,361	422,255
Accumulated depreciation	(130,430)	(114,417)
Property, plant and equipment, net	$297,931	$307,838
Depreciation expense was $9.4 million and $17.5 million for the three and six months ended June 30, 2017, respectively, compared to $8.3 million and $16.7 million for the three and six months ended June 30, 2016, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,488	$(53,226)	$63,262	$116,267	$(48,243)	$68,024
Purchased and internally developed software	5,453	(4,219)	1,234	5,322	(3,289)	2,033
Trademarks	14,811	(3,785)	11,026	14,783	(3,285)	11,498
Total	$136,752	$(61,230)	$75,522	$136,372	$(54,817)	$81,555
Amortization expense was $3.1 million and $6.3 million for the three and six months ended June 30, 2017, respectively, compared to $3.5 million and $7.1 million for the three and six months ended June 30, 2016, respectively.
Customer relationship assets are amortized over a 15 year period using an accelerated method that reflects the expected future cash flows from the acquired customer list intangible asset. Trademarks are amortized on a straight-line basis over the estimated useful life of 15 years. Software development costs are amortized over a 3 year life with the expense recorded in selling and administrative expense.

Table 6.2: Future Amortization Expense of Customer Relationships and Other Intangibles
As of June 30, 2017
(in thousands)
July 1, 2017 through December 31, 2017	$5,765
2018	9,468
2019	8,398
2020	7,655
2021	7,042
Thereafter	37,194
Total	$75,522

7. INVESTMENT IN SEVEN HILLS
The Company is a party with an unaffiliated third party to a paperboard liner venture named Seven Hills Paperboard, LLC ("Seven Hills") that provides the Company with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements.
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
Paperboard liner purchased from Seven Hills was $14.8 million and $26.8 million for the three and six months ended June 30, 2017, respectively, compared to $11.1 million and $22.9 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the Company had certain purchase commitments for paper totaling $35.6 million through 2020.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	June 30, 2017	December 31, 2016
	(in thousands)
Employee-related costs	$4,830	$9,595
Income taxes	1,568	—
Other taxes	3,013	2,088
Other	917	638
Accrued and other liabilities	$10,328	$12,321
9. DEBT

Table 9.1: Details of Debt
	June 30, 2017	December 31, 2016
	(in thousands)
First Lien Credit Agreement (a)	$272,257	$273,625
Less: Original issue discount (net of amortization)	(1,810)	(1,946)
Less: Debt issuance costs	(4,951)	(5,317)
Total debt	265,496	266,362
Less: Current portion of long-term debt	(1,720)	(1,742)
Long-term debt	$263,776	$264,620

(a)
As of June 30, 2017, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.50%, compared to as of December 31, 2016, at which time the First Lien Credit Agreement had the same maturity date and an interest rate of LIBOR (with a 0.75% floor) plus 2.75%.

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

On August 18, 2016, the Company, OpCo and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the First Lien Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility and a $75 million senior secured revolving credit facility (the "Revolver"), which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, the Company incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other expense, net on the Consolidated Statements of Operations, and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, the Company recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statements of Operations. The interest rate under the Amended and Restated Credit Agreement remained floating but was reduced to a spread over LIBOR of 2.75% and floor of 0.75%.
On February 21, 2017, the Company repriced its term loan under the Amended and Restated Credit Agreement lowering its interest rate by a further 25 basis points to LIBOR plus 2.50% thereby reducing its estimated interest expense by approximately $0.8 million per annum. All other terms and conditions under the Amended and Restated Credit Agreement remained the same. In connection with the debt repricing, the Company incurred $0.7 million of debt issuance costs, which was recorded in Other expense, net on the Consolidated Statements of Operations.
The First Lien Credit Agreement was, and the Amended and Restated Credit Agreement is, secured by the underlying property and equipment of the Company. During the six months ended June 30, 2017, the Company made no voluntary prepayment of principal, compared to $25.0 million of voluntary prepayments in the same period of 2016. As of June 30, 2017, the annual effective interest rate on the Amended and Restated Credit Agreement, including original issue discount and amortization of debt issuance costs, was 4.1%.
There were no amounts outstanding under the Revolver as of June 30, 2017 or December 31, 2016. During the six months ended June 30, 2017 the Company did not have any draws under the Revolver, compared to $22.0 million which the Company borrowed and repaid in full during the six months ended June 30, 2016 under the applicable revolving credit facility. Interest under the Revolver is floating, based on LIBOR plus 225 basis points. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of June 30, 2017, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.4 million.

Table 9.2: Future Minimum Principal Payments Due Under the Amended and Restated Credit Agreements
Amount Due
(in thousands)
July 1, 2017 through December 31, 2017	$1,368
2018	2,736
2019	2,736
2020	2,736
2021	2,736
Thereafter	259,945
Total Payments	$272,257
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at June 30, 2017, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at June 30, 2017.

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
Commodity Derivative Instruments
As of June 30, 2017, the Company had 2,420 thousand millions of British Thermal Units ("mmBTUs") in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by July 31, 2018. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive loss as of June 30, 2017 was $0.1 million which is net of a tax amount of $0.1 million. The net unrealized gain that remained in accumulated other comprehensive loss as of December 31, 2016 was $0.2 million which is net of a tax amount of $0.1 million. No ineffectiveness was recorded on these contracts during the three and six months ended June 30, 2017 and 2016. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
For the three and six months ended June 30, 2017, approximately $0.3 million of loss, net of $0.1 million of tax and $0.3 million of loss, net of $0.2 million of tax, respectively, were recognized in other comprehensive income for the commodity contracts. For both the three and six months ended June 30, 2017, the amount of gain reclassified from accumulated other comprehensive loss into income was $0.1 million. As of June 30, 2017, there was $0.1 million recorded in other current assets and $0.2 million was recorded in other current liabilities. For the three and six months ended June 30, 2016, approximately $0.3 million of gain, net of $0.2 million of tax expense, and $0.2 million of gain, net of $0.1 million of tax expense, respectively, were recognized in other comprehensive income for the commodity contracts. For the three and six months ended June 30, 2016, the amount of loss reclassified from accumulated other comprehensive loss into income was $0.2 million and $0.4 million, respectively. As of December 31, 2016, $0.4 million was recorded in other current assets.
Interest Rate Derivative Instrument
In September 2016, the Company entered into interest rate swap agreements for a combined notional amount of $100.0 million with a term of four years, which hedged the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The net unrealized gain that remained in accumulated other comprehensive loss as of June 30, 2017 was $1.0 million which is net of a tax amount of $0.5 million. The net unrealized gain that remained in accumulated other comprehensive loss as of December 31, 2016 was $1.2 million which is net of a tax amount of $0.6 million. For the three and six months ended June 30, 2017, the amount of loss reclassified from accumulated other comprehensive loss into income was $44,000 and $0.1 million, respectively. For the three and six months ended June 30, 2017, approximately $0.3 million of loss, net of tax expense of $0.2 million and $0.2 million of loss, net of tax expense of $0.1 million, respectively, were recognized in other comprehensive income for the interest rate swaps. As of June 30, 2017, there was $1.5 million recorded in other current assets. No ineffectiveness was recorded on these contracts during the three and six months ended June 30, 2017.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of June 30, 2017, the Company’s derivatives were in a $1.3 million net asset position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2017, the Company had no collateral posted with its counterparties related to the derivatives.

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
On February 21, 2017, the Board of Directors further expanded the Company's share repurchase program up to a total of $200 million of its common stock and extended the expiration date to December 31, 2018.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company’s earnings per share calculation.

Table 11: Treasury Stock Activity
	June 30, 2017			June 30, 2016
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	4,716,778	$93,993	$19.93	3,446,208	$65,505	$19.01
Repurchases on open market	932,000	22,599	24.25	231,980	4,984	21.48
Ending Balance	5,648,778	$116,592	$20.64	3,678,188	$70,489	$19.16

For the Six Months Ended:
Beginning Balance	4,499,655	$88,756	$19.73	2,395,049	$48,479	$20.24
Repurchases on open market	1,149,123	27,836	24.22	383,139	7,520	19.63
Repurchase from LSF8 in private transaction	—	—	—	900,000	14,490	16.10
Ending Balance	5,648,778	$116,592	$20.64	3,678,188	$70,489	$19.16

(a) Includes commissions paid for repurchases on open market.
12. SHARE-BASED COMPENSATION
Stock options, Restricted Stock Awards, Restricted Stock Units and Performance Restricted Stock Units
On May 1, 2017, the Company granted one employee 1,701 Restricted Share Units ("RSUs") that vest ratably over four years from the grant date. The market price on the date of grant was $24.30.
On May 1, 2017, the Company also granted one employee 1,702 Performance Based RSUs ("PRSUs"). The PRSUs vest on December 31, 2019, with the exact number of PRSUs vesting subject to the achievement of certain performance conditions through December 31, 2018. The number of PRSUs earned will vary from 0% to 200% of the number of PRSUs awarded, depending on the Company’s performance relative to a cumulative two year EBITDA target for fiscal years 2017 and 2018. The market price on the date of grant was $24.30.
For the three and six months ended June 30, 2017, the Company recognized share-based compensation expenses of $0.8 million and $1.5 million, respectively, compared to $0.8 million and $1.2 million for the three and six months ended June 30, 2016, respectively. The expenses related to share-based compensation awards were recorded in selling and administrative expenses. As of June 30, 2017, there was $5.8 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, RSUs and PRSUs. This cost is expected to be recognized over a weighted-average period of 2.5 years.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2016	$(4,778)	$1,369	$(3,409)
Other comprehensive income/(loss) before reclassifications	564	(793)	(229)
Amounts reclassified from AOCI	—	215	215
Net current period other comprehensive income/(loss)	564	(578)	(14)
Balance as of June 30, 2017	$(4,214)	$791	$(3,423)
14. INCOME TAXES

The Company’s annual estimated effective tax rate is approximately 33.43%. The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.
15. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. For the three and six months ended June 30, 2017, approximately, 1,000 and 43,000 share-based compensation awards, respectively, were excluded from the weighted average shares outstanding because their impact would be anti-dilutive in the computation of dilutive earnings per share. Awards excluded for the same periods in 2016 were 165 and 77,000, respectively.

Table 15: Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except for per share amounts)
Net income	$12,398	$12,722	$24,625	$25,223

Weighted average number of shares outstanding - basic	39,125,571	40,670,650	39,349,674	41,097,472
Effect of dilutive securities:
Restricted stock awards	5,880	7,449	7,971	7,236
Restricted stock units	39,988	25,095	57,169	15,789
Performance restricted stock units	17,837	—	17,180	—
Stock options	20,943	13,968	22,934	7,969
Total effect of dilutive securities	84,648	46,512	105,254	30,994
Weighted average number of shares outstanding - diluted	39,210,219	40,717,162	39,454,928	41,128,466

Basic earnings per share	$0.32	$0.31	$0.63	$0.61
Diluted earnings per share	$0.32	$0.31	$0.62	$0.61

16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three and six months ended June 30, 2017 was $0.9 million and $1.7 million, respectively, compared to $1.1 million and $2.1 million for the same periods in 2016, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $21.7 million and $42.8 million for the three and six months ended June 30, 2017, respectively, compared to $15.5 million and $33.1 million for the three and six months ended June 30, 2016, respectively.

Table 16: Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
July 1, 2017 through December 31, 2017	$556	$22,857
2018	616	26,979
2019	1,494	26,718
2020	—	17,442
2021	—	5,237
Thereafter	—	64,256
Total	$2,666	$163,489
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of June 30, 2017 and December 31, 2016, the Company had outstanding letters of credit of approximately $1.6 million and $2.1 million, respectively.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2017 and December 31, 2016, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

17. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard, which represented approximately 97.2% and 96.9% of the Company's revenues for the three and six months ended June 30, 2017, respectively, compared to 97.0% and 96.8% of the Company's revenues for the three and six months ended June 30, 2016, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company’s full range of wallboard products.
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

Table 17.1: Segment Reporting
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Net Sales:
Wallboard	$117,194	$113,593	$233,670	$221,192
Other	3,436	3,522	7,575	7,408
Total net sales	$120,630	$117,115	$241,245	$228,600
Operating income:
Wallboard	$21,819	$23,216	$43,411	$45,620
Other	(199)	(8)	(104)	158
Total operating income	$21,620	$23,208	$43,307	$45,778
Adjustments:
Interest expense	$(3,062)	$(3,648)	$(5,978)	$(7,346)
Income/(losses) from equity investment	345	(240)	175	(435)
Other (expense)/income, net	(135)	6	(779)	160
Income before provision for income taxes	$18,768	$19,326	$36,725	$38,157
Depreciation and Amortization:
Wallboard	$12,177	$11,566	$23,199	$23,240
Other	297	276	561	548
Total depreciation and amortization	$12,474	$11,842	$23,760	$23,788

Table 17.2: Net Sales By Geographic Region
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
United States	$113,665	$107,694	$224,051	$211,336
Canada	6,965	9,421	17,194	17,264
Net sales	$120,630	$117,115	$241,245	$228,600

Table 17.3: Assets By Geographic Region
	Fixed Assets		Total Assets
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in thousands)
United States	$294,561	$304,807	$610,355	$617,050
Canada	3,370	3,031	18,470	17,699
Total	$297,931	$307,838	$628,825	$634,749
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
The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:

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
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2017 and December 31, 2016, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at June 30, 2017 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. The natural gas hedges had a negative fair value of $0.1 million as of June 30, 2017, net of tax amount of $0.1 million, compared to a positive fair value of 0.2 million, net of tax amount of $0.1 million as of December 31, 2016. Interest rate swaps had a positive fair value of $1.0 million as of June 30, 2017, net of tax amount of $0.5 million, compared to a positive fair value of $1.2 million as of December 31, 2016, net of tax amount of $0.6 million. Both the natural gas hedges and interest rate swaps are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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
Our primary reportable segment is wallboard, which accounted for approximately 97.2% and 96.9% of our net sales for the three and six months ended June 30, 2017, respectively, compared to 97.0% and 96.8% of our net sales for the three and six months ended June 30, 2016, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 17 to the Consolidated Financial Statements for additional information on our reporting segments.
Factors Affecting Our Results
Market
For the new residential construction market, housing starts are a good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. The R&R market includes renovation of both residential and nonresidential buildings. Many buyers begin to remodel an existing home within two years of purchase. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the R&R market. The commercial construction market encompasses areas such as office, retail, heath care, hospitality, and government projects. Demand for our products from commercial construction typically follows signing of construction contracts by 12 to 18 months.
The rate of recovery in the new residential construction market, R&R market, and the new nonresidential construction market remains uncertain and will depend on broader economic circumstances, including employment, household formation, the home ownership rate, existing home price trends, availability of mortgage financing, interest rates, consumer confidence, job growth and discretionary business investment.
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 75% and 73% for the three and six months ended June 30, 2017, respectively, and 73% for both the three and six months ended June 30, 2016.
Market Outlook
Most forecasts continue to project moderate growth in housing starts. Industry Analysts’ forecasts for 2017 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1.19 million to 1.29 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents an increase in the range of 2% and 10% over 2016 housing starts of 1.17 million. We also expect that the R&R and new commercial construction markets will continue to experience moderate growth.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association, were an estimated 6.2 billion and 12.2 billion square feet for the three and six months ended June 30, 2017, respectively. The 6.2 billion square feet is up 3% when compared to the three months ended June 30, 2016, while the 12.2 billion is flat from the same prior year period. We estimate that industry shipments in the United States for all of 2017 will increase mid-single digits from 24.7 billion square feet in 2016.

Manufacturing Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% of our costs of goods sold for both the three and six months ended June 30, 2017, compared to 61% and 62% for the same periods in 2016, respectively. Depreciation and amortization represented 13% of our costs of goods sold for both the three and six months ended June 30, 2017, compared to 14% of our costs of goods sold for the same periods in 2016. Distribution costs to deliver products to our customers represented the remaining portion of our costs of goods sold, or approximately 23% of our costs of goods sold for both the three and six months ended June 30, 2017, compared to 25% and 24% of our costs of goods sold for the same periods in 2016, respectively.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 70% and 71% of our manufacturing cash costs for the three and six months ended June 30, 2017, respectively, compared to 67% and 68% for the same periods in 2016, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 30% and 29% of our manufacturing cash costs for the three and six months ended June 30, 2017, respectively, compared to 33% and 32% for the same periods in 2016, respectively.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the joint venture agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 75% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We also purchase additional paper on the spot market at competitive prices. See Note 7 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except mill net)
Net Sales	$120,630	$117,115	$241,245	$228,600
Costs, expenses and other income:
Cost of goods sold	89,817	83,744	179,441	163,699
Selling and administrative	9,193	10,163	18,497	19,123
Total costs and operating expenses	99,010	93,907	197,938	182,822
Operating income	21,620	23,208	43,307	45,778
Other (expense)/income, net	(135)	6	(779)	160
Interest expense, net	(3,062)	(3,648)	(5,978)	(7,346)
Income before income/(losses) from equity method investment and provision for income taxes	18,423	19,566	36,550	38,592
Income/(losses) from equity method investment	345	(240)	175	(435)
Income before provision for income taxes	18,768	19,326	36,725	38,157
Provision for income taxes	(6,370)	(6,604)	(12,100)	(12,934)
Net income	$12,398	$12,722	$24,625	$25,223
Other operating data:
Capital expenditures and software purchased or developed	$2,843	$1,854	$8,203	$2,121
Wallboard sales volume (million square feet)	647	643	1,297	1,260
Mill net sales price (1)	$150.32	$144.86	$149.11	$144.74

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net Sales. Net sales increased by $3.5 million, up 3.0% from $117.1 million for the three months ended June 30, 2016, to $120.6 million for the three months ended June 30, 2017. The increase was primarily attributable to a favorable impact of $3.2 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates. In addition, there was a $0.7 million favorable impact of higher wallboard volumes driven by higher demand in the United States. The overall increase in net sales was partially offset by unfavorable impact of $0.3 million related to foreign currency exchange rates and $0.1 million related to non-wallboard products.
Cost of Goods Sold. Cost of goods sold increased $6.1 million, up 7.3% from $83.7 million for the three months ended June 30, 2016, to $89.8 million for the three months ended June 30, 2017. The increase was primarily driven by higher per unit input costs, mainly related to paper, gypsum and natural gas which increased cost of goods sold by $5.6 million. Amortization and depreciation costs and labor costs increased by $0.6 million and $0.4 million, respectively. In addition, higher wallboard volumes increased freight costs and input costs by $0.1 million and $0.2 million, respectively. The overall increase was partially offset by a $0.6 million decrease due to lower per unit freight costs and a $0.2 million increase in other manufacturing costs.
Selling and Administrative Expense. Selling and administrative expense decreased $1.0 million, down 9.8% from $10.2 million for the three months ended June 30, 2016, to $9.2 million for the three months ended June 30, 2017. This decrease was mainly driven by a $0.4 million decrease in professional services, a $0.2 million decrease in bad debt expense, a $0.2 million in warehouse lease expense and a $0.2 million decrease in other selling and administrative expense.
Operating Income. Operating income of $21.6 million for the three months ended June 30, 2017 decreased by $1.6 million from operating income of $23.2 million for the three months ended June 30, 2016. The primary drivers for this decrease were higher input and labor costs, partially offset by higher net sales and lower freight costs for the second quarter 2017 versus the second quarter 2016.
Other (Expense)/Income, Net.  Other (expense)/income, net, was a net expense of $0.1 million for the three months ended June 30, 2017 compared to net income of $6,000 for the three months ended June 30, 2016.

Interest Expense, Net. Interest expense was $3.1 million for the three months ended June 30, 2017, a decrease of $0.5 million from $3.6 million for the three months ended June 30, 2016, reflecting lower average outstanding borrowings during second quarter 2017 compared to second quarter 2016 and the lower interest rate spread over LIBOR following the debt refinancing in August 2016 and repricing in February 2017. This decrease was partially offset by the rise in LIBOR. See Note 9 to the Consolidated Financial Statements for further details on the refinancing and repricing.
Provision for Income Taxes. Provision for income taxes decreased $0.2 million from $6.4 million for the three months ended June 30, 2017, compared to $6.6 million in the prior period. The lower provision for income taxes was primarily driven by lower pretax income and a slightly lower annual estimated effective tax rate.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales. Net sales increased by $12.6 million, up 5.5% from $228.6 million for the six months ended June 30, 2016, to $241.2 million for the six months ended June 30, 2017. The increase was primarily attributable to a $6.5 million favorable impact of higher wallboard volumes driven by higher demand in the United States and a favorable impact of $6.1 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates.
Cost of Goods Sold. Cost of goods sold increased $15.7 million, up 9.6% from $163.7 million for the six months ended June 30, 2016, to $179.4 million for the six months ended June 30, 2017. Higher per unit input costs, mainly related to paper, gypsum and natural gas increased cost of goods sold by $10.6 million and higher per unit freight costs increased $0.3 million. In addition, higher wallboard volumes increased input costs and freight costs by and $1.9 million and $1.1 million, respectively. Furthermore, labor costs increased by $1.3 million. The remaining increase of $0.5 million was due to other manufacturing costs.
Selling and Administrative Expense. Selling and administrative expense decreased $0.6 million, down 3.1% from $19.1 million for the six months ended June 30, 2016, to $18.5 million for the six months ended June 30, 2017. This decrease was driven by a $0.8 million decrease in professional services and a $0.2 million decrease in warehouse lease expenses. The overall decrease was partially offset by a $0.3 million increase in stock compensation and a $0.1 million increase in other selling and administrative expenses.
Operating Income. Operating income of $43.3 million for the six months ended June 30, 2017 decreased by $2.5 million from operating income of $45.8 million for the six months ended June 30, 2016. The primary drivers for this decrease were higher input, freight and labor costs, partially offset by an increase in net sales resulting from higher volumes and sales price.
Other (Expense)/Income, Net.  Other (expense)/income, net, was a net expense of $0.8 million for the six months ended June 30, 2017 compared to net income of $0.2 million for the six months ended June 30, 2016. The $1.0 million increase in expense was primarily driven by $0.7 million in additional expenses associated with the debt repricing in the first quarter 2017. See Note 9 to the Consolidated Financial Statements for further details on the repricing.
Interest Expense, Net. Interest expense was $6.0 million for the six months ended June 30, 2017, a decrease of $1.3 million from $7.3 million for the six months ended June 30, 2016, reflecting lower average outstanding borrowings and the lower interest rate spread over LIBOR following the debt refinancing in August 2016 and repricing in February 2017. This decrease was partially offset by the rise in LIBOR. See Note 9 to the Consolidated Financial Statements for further details on the refinancing and repricing.
Provision for Income Taxes. Provision for income taxes decreased $0.8 million from $12.1 million for the six months ended June 30, 2017, compared to $12.9 million in the prior year period. The lower provision for income taxes was primarily driven by lower pretax income, a slightly lower annual estimated effective tax rate, and a $0.2 million favorable discrete tax item related to excess tax benefits on stock compensation recognized in connection with the adoption of new accounting guidance. See Note 2 to the Consolidated Financial Statements for further detail on our adoption of this share-based compensation accounting guidance.

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
EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner as we do. EBITDA is not a measurement of our financial performance under GAAP and should not be considered in isolation from or as an alternative to net income calculated in accordance with GAAP or any other financial statement data presented as an indicator of financial performance or liquidity, as calculated and presented in accordance with GAAP.

Table M2: Reconciliation of EBITDA to Net Income
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Net income	$12,398	$12,722	$24,625	$25,223
Adjustments:
Other expense/(income), net	135	(6)	779	(160)
Interest expense, net	3,062	3,648	5,978	7,346
(Income)/losses from equity method investment	(345)	240	(175)	435
Provision for income taxes	6,370	6,604	12,100	12,934
Depreciation and amortization	12,474	11,842	23,760	23,788
EBITDA—Non-GAAP Measure	$34,094	$35,050	$67,067	$69,566

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M3: Net Change in Cash and Cash Equivalents
	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Net cash provided by operating activities	$42,494	$49,503
Net cash used in investing activities	(8,636)	(1,991)
Net cash used in financing activities	(29,863)	(46,990)
Effect of foreign exchange rates on cash and cash equivalents	316	475
Net change in cash and cash equivalents	$4,311	$997
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $42.5 million and $49.5 million, respectively. The decrease of $7.0 million in 2017 compared to 2016 was primarily driven by a decrease in net income and a decrease in cash from changes in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $8.6 million, compared to $2.0 million for the six months ended June 30, 2016. The investing activities for the six months ended June 30, 2017 primarily reflect an aggregate of $8.2 million in capital expenditures and software purchased or developed, compared to $2.1 million for the six months ended June 30, 2016. The remaining increase is driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 was $29.9 million, compared to $47.0 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we repriced the Amended and Restated Credit Agreement, resulting in a net outflow of $0.6 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of the repricing. We made principal payments on our outstanding debt of $1.4 million and $25.0 million for the six months ended June 30, 2017 and 2016, respectively. We also deployed $27.8 million and $22.0 million during six months ended June 30, 2017 and 2016, respectively, to repurchase common stock.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2016 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2017.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in the section captioned "Risk Factors" in the 2016 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, commodity price risk associated with our input costs and counterparty risk. We use derivative instruments to manage selected commodity price and interest rate exposures.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of June 30, 2017, we had $55.8 million in cash and cash equivalents. The interest expense associated with the term loan and revolving credit facility under the Amended and Restated Credit Agreement will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the term loan under the Amended and Restated Credit Agreement has a LIBOR floor of 0.75%. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense slightly as the LIBOR specified in the calculation of interest during the second quarter was slightly above the floor. A hypothetical 1.00% increase in interest rates would have increased interest expense by approximately $0.4 million for the three months ended June 30, 2017, while a hypothetical 1.00% decrease in interest rate would have decreased interest expense by $0.2 million. We based this sensitivity calculation on the three month LIBOR rate of 1.15% as of March 30, 2017 in accordance with the measurement date specified in the Amended and Restated Credit Agreement.
As of June 30, 2017, we had interest rate swaps with a combined notional amount of $100.0 million and a 3-year remaining term, which swapped the floating interest rate on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323%. The fair value of these interest rate swaps was $1.5 million as of June 30, 2017.
The return on our cash equivalents balance was less than 1%. Therefore, if investment interest rates decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 5.8% and 7.1% of our net sales for the three and six months ended June 30, 2017, respectively, were in Canada, compared to 8.0% and 7.6% of our net sales for the three and six months ended June 30, 2016, respectively. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on results for the three months ended June 30, 2017. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of June 30, 2017, the Company had natural gas swap contracts for a portion of natural gas usage. The contracts mature between July 31, 2017 and July 31, 2018. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2017, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended June 30, 2017 to the risk factors previously disclosed in the 2016 Form 10-K.
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

Common Stock Repurchase Activity During the Three Months Ended June 30, 2017
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	269,000	$24.09	269,000	$139,560,885
May 1 - May 31, 2017	301,500	24.41	301,500	132,202,100
June 1 - June 30, 2017	361,500	24.23	361,500	123,442,794
Total	932,000	$24.25	932,000
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1#	Continental Building Products, Inc. Amended and Restated 2014 Stock Incentive Plan.	*

10.2#	Form of Grant Notice for 2014 Stock Incentive Plan Performance-Based Restricted Stock Units.	*

10.3#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Units.	*

10.4#	Continental Building Products, Inc. Amended and Restated Executive Severance and Change in Control Plan.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	August 4, 2017
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	August 4, 2017
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)