Form 10-Q
period 2017-09-30
Continental Building Products, Inc.
filed 2017-11-09
CIK 1592480

As filed with the Securities and Exchange Commission on November 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes    ☐    No    ☒
As of November 6, 2017, the registrant had outstanding 37,715,010 shares of the registrant’s common stock, which amount excludes 6,589,817 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except share data and per share amounts)
Net sales	$116,526	$114,558	$357,771	$343,158
Costs, expenses and other income:
Cost of goods sold	87,952	86,756	267,393	250,455
Selling and administrative	8,867	9,241	27,364	28,364
Total costs and operating expenses	96,819	95,997	294,757	278,819
Operating income	19,707	18,561	63,014	64,339
Other income/(expense), net	146	(5,900)	(633)	(5,740)
Interest expense, net	(2,988)	(3,146)	(8,966)	(10,492)
Income before losses from equity method investment and provision for income tax	16,865	9,515	53,415	48,107
Losses from equity method investment	(204)	(291)	(29)	(726)
Income before provision for income taxes	16,661	9,224	53,386	47,381
Provision for income taxes	(5,674)	(3,014)	(17,774)	(15,948)
Net income	$10,987	$6,210	$35,612	$31,433

Net income per share:
Basic	$0.29	$0.15	$0.91	$0.77
Diluted	$0.29	$0.15	$0.91	$0.77
Weighted average shares outstanding:
Basic	38,212,869	40,318,741	38,966,575	40,836,000
Diluted	38,345,556	40,388,185	39,080,973	40,879,809
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Net income	$10,987	$6,210	$35,612	$31,433
Foreign currency translation adjustment	695	(239)	1,259	884
Net unrealized gains/(losses) on derivatives, net of tax	127	(107)	(451)	54
Other comprehensive income	822	(346)	808	938
Comprehensive income	$11,809	$5,864	$36,420	$32,371
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$59,948	$51,536
Receivables, net	31,026	32,473
Inventories, net	26,252	25,239
Prepaid and other current assets	7,279	7,485
Total current assets	124,505	116,733
Property, plant and equipment, net	294,266	307,838
Customer relationships and other intangibles, net	72,713	81,555
Goodwill	119,945	119,945
Equity method investment	9,279	8,020
Debt issuance costs	523	658
Total Assets	$621,231	$634,749
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$25,989	$27,411
Accrued and other liabilities	12,293	12,321
Notes payable, current portion	1,712	1,742
Total current liabilities	39,994	41,474
Deferred taxes and other long-term liabilities	19,257	19,643
Notes payable, non-current portion	263,352	264,620
Total Liabilities	322,603	325,737
Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,304,827 and 44,191,370 shares issued at September 30, 2017 and December 31, 2016, respectively; 37,715,010 and 39,691,715 shares outstanding at September 30, 2017 and December 31, 2016, respectively	44	44
Additional paid-in capital	324,708	322,384
Less: Treasury stock	(137,884)	(88,756)
Accumulated other comprehensive loss	(2,601)	(3,409)
Accumulated earnings	114,361	78,749
Total Equity	298,628	309,012
Total Liabilities and Equity	$621,231	$634,749
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Cash flows from operating activities:
Net income	$35,612	$31,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,817	35,656
(Release of)/provision for bad debt expense	(53)	15
Amortization of debt issuance costs and debt discount	885	1,651
Loss on disposal of property, plant and equipment	18	41
Losses from equity method investment	29	726
Loss on debt extinguishment	686	5,802
Stock-based compensation	2,101	1,769
Deferred taxes	92	340
Change in assets and liabilities:
Receivables	1,473	1,303
Inventories	(872)	242
Prepaid expenses and other current assets	(350)	3,147
Accounts payable	(105)	2,942
Accrued and other current liabilities	4	502
Other long term liabilities	(245)	(477)
Net cash provided by operating activities	75,092	85,092
Cash flows from investing activities:
Capital expenditures	(14,077)	(4,797)
Software purchased or developed	(183)	(386)
Capital contributions to equity method investment	(1,929)	(259)
Distributions from equity method investment	641	498
Net cash used in investing activities	(15,548)	(4,944)
Cash flows from financing activities:
Proceeds from exercise of stock options	230	20
Tax withholdings on share-based compensation	(240)	—
Proceeds from debt refinancing	273,625	275,000
Disbursements for debt refinancing	(273,625)	(271,988)
Payments of financing costs	(649)	(4,424)
Principal payments for debt	(2,052)	(25,688)
Payments to repurchase common stock	(49,128)	(33,427)
Net cash used in financing activities	(51,839)	(60,507)
Effect of foreign exchange rates on cash and cash equivalents	707	388
Net change in cash and cash equivalents	8,412	20,029
Cash, beginning of period	51,536	14,729
Cash, end of period	$59,948	$34,758
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

(c)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash and Non-Cash Transactions
	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Cash paid during the period for:
Interest paid on term loan	$7,582	$8,508
Income taxes paid, net	16,338	17,368
Non-cash activity:
Amounts in accounts payable for capital expenditures	1,123	1,372

(d)	Recent Accounting Pronouncements
Accounting Standards Adopted During the Period
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory: Simplifying the Measurement of Inventory." This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company values its inventory under the average cost method and thus was required to adopt the standard. The Company adopted the new standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. The Company will adopt the standard on January 1, 2018. Based on evaluation, the Company has concluded it has one revenue stream and the adoption of this new guidance will not have a material impact on its Consolidated Financial Statements. The Company is still in the process of evaluating the potential impact of additional disclosure requirements.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU intends to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The provisions of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the standard is permitted. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities". This ASU expands an entity's ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The provisions of this standard are effective in 2019 for calendar-year public business entities (PBE) and in 2020 for all other calendar-year companies. Early adoption of the standard is permitted. The Company is currently evaluating when it will adopt the ASU and the expected impact to its Consolidated Financial Statements.
3. RECEIVABLES, NET

Table 3: Details of Receivables, Net
	September 30, 2017	December 31, 2016
	(in thousands)
Trade receivables, gross	$31,672	$33,199
Allowance for cash discounts and doubtful accounts	(646)	(726)
Receivables, net	$31,026	$32,473
Trade receivables are recorded net of credit memos issued during the normal course of business.
4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	September 30, 2017	December 31, 2016
	(in thousands)
Finished products	$6,297	$7,246
Raw materials	12,532	10,910
Supplies and other	7,423	7,083
Inventories, net	$26,252	$25,239

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	September 30, 2017	December 31, 2016
	(in thousands)
Land	$13,188	$12,925
Buildings	113,005	112,583
Plant machinery	281,398	275,010
Mobile equipment	10,680	6,721
Construction in progress	14,218	15,016
Property, plant and equipment, at cost	432,489	422,255
Accumulated depreciation	(138,223)	(114,417)
Property, plant and equipment, net	$294,266	$307,838
Depreciation expense was $9.0 million and $26.5 million for the three and nine months ended September 30, 2017, respectively, compared to $8.5 million and $25.2 million for the three and nine months ended September 30, 2016, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,754	$(55,694)	$61,060	$116,267	$(48,243)	$68,024
Purchased and internally developed software	5,501	(4,651)	850	5,322	(3,289)	2,033
Trademarks	14,844	(4,041)	10,803	14,783	(3,285)	11,498
Total	$137,099	$(64,386)	$72,713	$136,372	$(54,817)	$81,555
Amortization expense was $3.0 million and $9.3 million for the three and nine months ended September 30, 2017, respectively, compared to $3.4 million and $10.4 million for the three and nine months ended September 30, 2016, respectively.
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

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of September 30, 2017
(in thousands)
October 1, 2017 through December 31, 2017	$2,815
2018	9,474
2019	8,397
2020	7,684
2021	7,064
Thereafter	37,279
Total	$72,713

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
Paperboard liner purchased from Seven Hills was $15.5 million and $42.3 million for the three and nine months ended September 30, 2017, respectively, compared to $11.1 million and $34.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the Company had certain purchase commitments for paper totaling $32.1 million through 2020.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	September 30, 2017	December 31, 2016
	(in thousands)
Employee-related costs	$6,822	$9,595
Income taxes	1,190	—
Other taxes	3,585	2,088
Other	696	638
Accrued and other liabilities	$12,293	$12,321
9. DEBT

Table 9.1: Details of Debt
	September 30, 2017	December 31, 2016
	(in thousands)
First Lien Credit Agreement (a)	$271,573	$273,625
Less: Original issue discount (net of amortization)	(1,742)	(1,946)
Less: Debt issuance costs	(4,767)	(5,317)
Total debt	265,064	266,362
Less: Current portion of long-term debt	(1,712)	(1,742)
Long-term debt	$263,352	$264,620

(a)
As of September 30, 2017, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.50%, compared to as of December 31, 2016, at which time the First Lien Credit Agreement had the same maturity date and an interest rate of LIBOR (with a 0.75% floor) plus 2.75%.

In connection with the Acquisition, the Company purchased certain assets from Lafarge N.A. with cash. In order to finance a portion of the consideration payable to Lafarge N.A., the Company and its subsidiary, Continental Building Products Operating Company, LLC ("OpCo"), entered into a first lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent (as amended on December 2, 2013, the "First Lien Credit Agreement") and a second lien credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as syndication agent, for term loan borrowings of $320 million and $120 million, respectively, and drew $25 million under a $50 million revolving credit facility under the First Lien Credit Agreement. The available amount under the First Lien Credit Agreement term loan was subsequently increased to $415 million. In conjunction with the initial issuance of this debt, the Company incurred $15.3 million of debt issuance costs which were being amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt. Interest under the First Lien Credit Agreement was floating. The margin applicable to the borrowing was reduced in the third quarter 2014 to 3.00% after the Company achieved a B2 rating with a stable outlook by Moody’s.
On August 18, 2016, the Company, OpCo and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the First Lien Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility and a $75 million senior secured revolving credit facility (the "Revolver"), which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, the Company incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other expense, net on the Consolidated Statements of Operations in 2016, and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, the Company recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statements of Operations in 2016. The interest rate under the Amended and Restated Credit Agreement remained floating but was reduced to a spread over LIBOR of 2.75% and floor of 0.75%.
On February 21, 2017, the Company repriced its term loan under the Amended and Restated Credit Agreement lowering its interest rate by 25 basis points to LIBOR plus 2.50%. All other terms and conditions under the Amended and Restated Credit Agreement remained the same. In connection with the debt repricing, the Company incurred $0.7 million of debt issuance costs, which was recorded in Other expense, net on the Consolidated Statements of Operations in 2017.
The First Lien Credit Agreement was, and the Amended and Restated Credit Agreement is, secured by the underlying property and equipment of the Company. During the nine months ended September 30, 2017, the Company made no voluntary prepayment of principal, compared to $25.7 million of voluntary prepayments in the same period of 2016. As of September 30, 2017, the annual effective interest rate on the Amended and Restated Credit Agreement, including original issue discount and amortization of debt issuance costs, was 4.3%.
There were no amounts outstanding under the Revolver as of September 30, 2017 or December 31, 2016. During the nine months ended September 30, 2017 the Company did not have any draws under the Revolver, compared to $22.0 million which the Company borrowed and repaid in full during the nine months ended September 30, 2016 under the applicable revolving credit facility. Interest under the Revolver is floating, based on LIBOR plus 225 basis points. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of September 30, 2017, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.4 million.

Table 9.2: Details of Future Minimum Principal Payments Due Under the Amended and Restated Credit Agreements
Amount Due
(in thousands)
October 1, 2017 through December 31, 2017	$684
2018	2,736
2019	2,736
2020	2,736
2021	2,736
Thereafter	259,945
Total Payments	$271,573
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company’s debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at September 30, 2017, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at September 30, 2017.

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
Commodity Derivative Instruments
As of September 30, 2017, the Company had 2,940 thousand millions of British Thermal Units ("mmBTUs") in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by September 30, 2018. The Company elected to designate these derivative instruments as cash flow hedges in accordance with FASB Accounting Standards Codification ("ASC") 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recorded in cost of goods sold. The net unrealized loss that remained in accumulated other comprehensive loss as of September 30, 2017 was $33,000 which is net of a tax amount of $17,000. The net unrealized gain that remained in accumulated other comprehensive loss as of December 31, 2016 was $0.2 million which is net of a tax amount of $0.1 million. No ineffectiveness was recorded on these contracts during the three and nine months ended September 30, 2017 and 2016. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
For the three and nine months ended September 30, 2017, approximately $0.1 million of gain, net of $43,000 of tax, and $0.3 million of loss, net of $0.1 million of tax, respectively, were recognized in other comprehensive income for the commodity contracts. For the three and nine months ended September 30, 2017, the amount of loss reclassified from accumulated other comprehensive loss into income was $0.1 million and $38,000, respectively. As of September 30, 2017, there was $0.1 million recorded in other current assets and $0.1 million was recorded in other current liabilities. For the three and nine months ended September 30, 2016, approximately $0.2 million of loss, net of $59,000 of tax benefit, and $0.1 million of gain, net of $25,000 of tax expense, respectively, were recognized in other comprehensive income for the commodity contracts. For the three and nine months ended September 30, 2016, the amount of loss reclassified from accumulated other comprehensive loss into income was $0.1 million and $0.3 million, respectively. As of December 31, 2016, $0.4 million was recorded in other current assets.
Interest Rate Derivative Instrument
In September 2016, the Company entered into interest rate swap agreements for a combined notional amount of $100.0 million with a term of four years, which hedged the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The net unrealized gain that remained in accumulated other comprehensive loss as of September 30, 2017 was $1.0 million which is net of a tax amount of $0.5 million. The net unrealized gain that remained in accumulated other comprehensive loss as of December 31, 2016 was $1.2 million which is net of a tax amount of $0.6 million. For the three and nine months ended September 30, 2017, the amount of loss reclassified from accumulated other comprehensive loss into income was $7,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2017, approximately $44,000 of gain, net of tax expense of $20,000, and $0.2 million of loss, net of tax expense of $0.1 million, respectively, were recognized in other comprehensive income for the interest rate swaps. For both the three and nine months ended September, 2016, approximately $8,000 of gains, net of tax expense of $4,000, were recognized in other comprehensive income for the interest rate swaps. As of September 30, 2017, there was $1.5 million recorded in other current assets. No ineffectiveness was recorded on these contracts during the three and nine months ended September 30, 2017 and 2016.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. As of September 30, 2017, the Company’s derivatives were in a $1.5 million net asset position. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2017, the Company had no collateral posted with its counterparties related to the derivatives.

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

Table 11: Details of Treasury Stock Activity
	September 30, 2017			September 30, 2016
	Shares	Amount (a)	Average Share Price (a)	Shares	Amount (a)	Average Share Price (a)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	5,648,778	$116,592	$20.64	3,678,188	$70,489	$19.16
Repurchases on open market	941,039	21,292	22.63	520,843	11,417	21.92
Ending Balance	6,589,817	$137,884	$20.92	4,199,031	$81,906	$19.51

For the Nine Months Ended:
Beginning Balance	4,499,655	$88,756	$19.73	2,395,049	$48,479	$20.24
Repurchases on open market	2,090,162	49,128	23.50	903,982	18,937	20.95
Repurchase from LSF8 in private transaction	—	—	—	900,000	14,490	16.10
Ending Balance	6,589,817	$137,884	$20.92	4,199,031	$81,906	$19.51

(a) Includes commissions paid for repurchases on open market.
12. SHARE-BASED COMPENSATION
Stock options, Restricted Stock Awards, Restricted Stock Units and Performance Restricted Stock Units
For the three and nine months ended September 30, 2017, the Company recognized share-based compensation expenses of $0.6 million and $2.1 million, respectively, compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. The expenses related to share-based compensation awards were recorded in selling and administrative expenses. As of September 30, 2017, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, restricted stock units and performance based restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.36 years.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2016	$(4,778)	$1,369	$(3,409)
Other comprehensive income/(loss) before reclassifications	1,259	(622)	637
Amounts reclassified from AOCI	—	171	171
Net current period other comprehensive income/(loss)	1,259	(451)	808
Balance as of September 30, 2017	$(3,519)	$918	$(2,601)
14. INCOME TAXES

The Company’s annual estimated effective tax rate is approximately 33.7%. The Company is subject to audit examinations at federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.
15. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. For the three months ended September 30, 2017 and 2016, no share-based compensation awards that had an anti-dilutive impact on the Company's dilutive earnings per share computation were excluded from the weighted average shares outstanding. For the nine months ended September 30, 2017 and 2016, awards that had an anti-dilutive impact on the Company's dilutive earnings per share computation excluded from the weighted average shares outstanding were 29,000 and 52,000, respectively.

Table 15: Details of Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands, except for per share amounts)
Net income	$10,987	$6,210	$35,612	$31,433

Weighted average number of shares outstanding - basic	38,212,869	40,318,741	38,966,575	40,836,000
Effect of dilutive securities:
Restricted stock awards	6,852	9,926	7,598	8,132
Restricted stock units	48,175	41,575	54,171	24,384
Performance restricted stock units	58,199	—	30,853	—
Stock options	19,461	17,943	21,776	11,293
Total effect of dilutive securities	132,687	69,444	114,398	43,809
Weighted average number of shares outstanding - diluted	38,345,556	40,388,185	39,080,973	40,879,809

Basic earnings per share	$0.29	$0.15	$0.91	$0.77
Diluted earnings per share	$0.29	$0.15	$0.91	$0.77

16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company’s facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three and nine months ended September 30, 2017 was $0.8 million and $2.5 million, respectively, compared to $1.0 million and $3.1 million for the same periods in 2016, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $22.0 million and $64.8 million for the three and nine months ended September 30, 2017, respectively, compared to $16.4 million and $49.5 million for the three and nine months ended September 30, 2016, respectively.

Table 16: Details of Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
October 1, 2017 through December 31, 2017	$239	$19,806
2018	616	27,109
2019	1,494	26,718
2020	—	17,442
2021	—	5,237
Thereafter	—	64,256
Total	$2,349	$160,568
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of September 30, 2017 and December 31, 2016, the Company had outstanding letters of credit of approximately $1.6 million and $2.1 million, respectively.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2017 and December 31, 2016, such liabilities were not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

17. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company’s primary reportable segment is wallboard, which represented approximately 96.8% of the Company's revenues for both the three and nine months ended September 30, 2017, compared to 97.2% and 96.9% of the Company's revenues for the three and nine months ended September 30, 2016, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company’s full range of wallboard products.
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

Table 17.1: Segment Reporting
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Net Sales:
Wallboard	$112,796	$111,322	$346,466	$332,514
Other	3,730	3,236	11,305	10,644
Total net sales	$116,526	$114,558	$357,771	$343,158
Operating income:
Wallboard	$19,992	$18,572	$63,402	$64,192
Other	(285)	(11)	(388)	147
Total operating income	$19,707	$18,561	$63,014	$64,339
Adjustments:
Interest expense	$(2,988)	$(3,146)	$(8,966)	$(10,492)
Losses from equity investment	(204)	(291)	(29)	(726)
Other income/(expense), net	146	(5,900)	(633)	(5,740)
Income before provision for income taxes	$16,661	$9,224	$53,386	$47,381
Depreciation and Amortization:
Wallboard	$11,793	$11,595	$34,992	$34,836
Other	264	273	825	820
Total depreciation and amortization	$12,057	$11,868	$35,817	$35,656

Table 17.2: Details of Net Sales By Geographic Region
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
United States	$110,430	$104,704	$334,481	$316,040
Canada	6,096	9,854	23,290	27,118
Net sales	$116,526	$114,558	$357,771	$343,158

Table 17.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in thousands)
United States	$290,716	$304,807	$601,614	$617,050
Canada	3,550	3,031	19,617	17,699
Total	$294,266	$307,838	$621,231	$634,749
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
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2017 and December 31, 2016, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
The only assets or liabilities the Company had at September 30, 2017 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. The natural gas hedges had a negative fair value of $33,000 as of September 30, 2017, net of tax amount of $17,000, compared to a positive fair value of $0.2 million, net of tax amount of $0.1 million as of December 31, 2016. Interest rate swaps had a positive fair value of $1.0 million as of September 30, 2017, net of tax amount of $0.5 million, compared to a positive fair value of $1.2 million as of December 31, 2016, net of tax amount of $0.6 million. Both the natural gas hedges and interest rate swaps are classified within Level 2 of the fair value hierarchy as they are valued using third party pricing models which contain inputs that are derived from observable market data. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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
Our primary reportable segment is wallboard, which accounted for approximately 96.8% of our net sales for both the three and nine months ended September 30, 2017, compared to 97.2% and 96.9% of our net sales for the three and nine months ended September 30, 2016, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 17 to the Consolidated Financial Statements for additional information on our reporting segments.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 75% and 74% for the three and nine months ended September 30, 2017, respectively, compared to 75% and 74% for the three and nine months ended September 30, 2016.
Market Outlook
Most forecasts continue to project moderate growth in housing starts. Industry Analysts’ forecasts for 2017 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1.19 million to 1.25 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents an increase in the range of 2% and 7% over 2016 housing starts of 1.17 million. We also expect that the R&R and new commercial construction markets will continue to experience moderate growth.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 6.3 billion and 18.5 billion square feet for the three and nine months ended September 30, 2017, respectively. The 6.3 billion square feet is up 1.2% when compared to the three months ended September 30, 2016, and the 18.5 billion is approximately up 1% from the same prior year period. We estimate that industry shipments in the United States for all of 2017 will increase in percentage by low-single digits from 24.7 billion square feet in 2016.

Manufacturing Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% of our costs of goods sold for both the three and nine months ended September 30, 2017, compared to 64% and 62% for the same periods in 2016, respectively. Depreciation and amortization represented 13% of our costs of goods sold for each of the three and nine months ended September 30, 2017, compared to 13% and 14% for the same periods in 2016, respectively. Distribution costs to deliver products to our customers represented the remaining portion of our costs of goods sold, or approximately 23% of our costs of goods sold for both the three and nine months ended September 30, 2017, compared to 23% and 24% of our costs of goods sold for the same periods in 2016, respectively.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 70% of our manufacturing cash costs for both the three and nine months ended September 30, 2017, compared to 67% and 68% for the same periods in 2016, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 30% of our manufacturing cash costs for both the three and nine months ended September 30, 2017, compared to 33% and 32% for the same periods in 2016, respectively.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the joint venture agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). With a recent increase in production capability, Seven Hills has the capacity to supply us with approximately 80% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms that we consider favorable. We also purchase additional paper on the spot market at competitive prices. See Note 7 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands, except mill net)
Net Sales	$116,526	$114,558	$357,771	$343,158
Costs, expenses and other income:
Cost of goods sold	87,952	86,756	267,393	250,455
Selling and administrative	8,867	9,241	27,364	28,364
Total costs and operating expenses	96,819	95,997	294,757	278,819
Operating income	19,707	18,561	63,014	64,339
Other income/(expense), net	146	(5,900)	(633)	(5,740)
Interest expense, net	(2,988)	(3,146)	(8,966)	(10,492)
Income before losses from equity method investment and provision for income taxes	16,865	9,515	53,415	48,107
Losses from equity method investment	(204)	(291)	(29)	(726)
Income before provision for income taxes	16,661	9,224	53,386	47,381
Provision for income taxes	(5,674)	(3,014)	(17,774)	(15,948)
Net income	$10,987	$6,210	$35,612	$31,433
Other operating data:
Capital expenditures and software purchased or developed	$6,057	$3,062	$14,260	$5,183
Wallboard sales volume (million square feet)	644	634	1,941	1,894
Mill net sales price (1)	$144.90	$144.34	$147.72	$144.61

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net Sales. Net sales increased by $1.9 million, up 1.7% from $114.6 million for the three months ended September 30, 2016, to $116.5 million for the three months ended September 30, 2017. The increase was primarily attributable to $1.7 million favorable impact of higher wallboard volumes driven by higher demand in the United States. In addition, there were favorable impacts of $0.5 million related to non-wallboard products and $0.2 million related to foreign currency exchange rates. The overall increase in net sales was partially offset by unfavorable impact of $0.5 million due to a decrease in the average net selling price for gypsum wallboard at constant exchange rates.
Cost of Goods Sold. Cost of goods sold increased $1.2 million, up 1.4% from $86.8 million for the three months ended September 30, 2016, to $88.0 million for the three months ended September 30, 2017. The increase was primarily driven by higher per unit input costs, mainly related to paper and natural gas which increased cost of goods sold by $1.3 million. Higher wallboard volumes increased input costs and freight costs by $0.5 million and $0.3 million, respectively. In addition, during the period both labor costs increased and non-wallboard manufacturing costs increased by $0.4 million. The overall increase was partially offset by a $1.1 million decrease in maintenance expenses and a $0.6 million decrease due to lower per unit freight costs.
Selling and Administrative Expense. Selling and administrative expense decreased $0.3 million, down 3.3% from $9.2 million for the three months ended September 30, 2016, to $8.9 million for the three months ended September 30, 2017. This decrease was mainly driven by a $0.3 million decrease in payroll and bonus expenses.
Operating Income. Operating income of $19.7 million for the three months ended September 30, 2017 increased by $1.1 million from operating income of $18.6 million for the three months ended September 30, 2016. The increase was primarily attributable to higher volumes, which was partially offset by higher input and labor costs.
Other Income/(Expense), Net.  Other income/(expense), net, was a net income of $0.1 million for the three months ended September 30, 2017 compared to a net expense of $5.9 million for the three months ended September 30, 2016. The decrease mainly reflects the non-recurring costs related to the debt refinancing incurred during the third quarter of 2016. See Note 9 to the Consolidated Financial Statements for further details on the refinancing.

Interest Expense, Net. Interest expense was $3.0 million for the three months ended September 30, 2017, a decrease of $0.1 million from $3.1 million for the three months ended September 30, 2016, reflecting lower average outstanding borrowings during third quarter 2017 compared to third quarter 2016 and the lower interest rate spread over LIBOR following the debt refinancing in August 2016 and repricing in February 2017. This decrease was partially offset by the rise in LIBOR. See Note 9 to the Consolidated Financial Statements for further details on the refinancing and repricing.
Provision for Income Taxes. Provision for income taxes increased $2.7 million to $5.7 million for the three months ended September 30, 2017, compared to $3.0 million in the prior period. The higher provision for income taxes was primarily driven by higher pretax income.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales. Net sales increased by $14.6 million, up 4.3% from $343.2 million for the nine months ended September 30, 2016, to $357.8 million for the nine months ended September 30, 2017. The increase was primarily attributable to a $8.2 million favorable impact of higher wallboard volumes driven by higher demand in the United States and a favorable impact of $5.6 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates. The remaining increase was attributable to $0.7 million and $0.1 million favorable impact related to our non-wallboard products and foreign currency exchange rates, respectively.
Cost of Goods Sold. Cost of goods sold increased $16.9 million, up 6.7% from $250.5 million for the nine months ended September 30, 2016, to $267.4 million for the nine months ended September 30, 2017. Higher per unit input costs, mainly related to paper, gypsum and natural gas increased cost of goods sold by $11.9 million. In addition, higher wallboard volumes increased input costs and freight costs by $2.5 million and $1.4 million, respectively. Furthermore, labor costs and non-wallboard manufacturing costs increased by $1.7 million and $0.8 million, respectively. The overall increase in cost of goods sold was partially offset by $0.3 million in lower per unit freight costs and a $1.1 million decrease in other manufacturing costs represented mainly by maintenance and rental expenses.
Selling and Administrative Expense. Selling and administrative expense decreased $1.0 million, down 3.5% from $28.4 million for the nine months ended September 30, 2016, to $27.4 million for the nine months ended September 30, 2017. This decrease was driven by a $0.9 million decrease in professional services and a $0.2 million decrease in warehouse lease expenses. The overall decrease was partially offset by a $0.1 million increase in other selling and administrative expenses.
Operating Income. Operating income of $63.0 million for the nine months ended September 30, 2017 decreased by $1.3 million from operating income of $64.3 million for the nine months ended September 30, 2016. The primary drivers for this decrease were higher input, freight and labor costs, partially offset by an increase in net sales resulting from higher volumes and sales price.
Other Income/(Expense), Net.  Other income/(expense), net, was a net expense of $0.6 million for the nine months ended September 30, 2017 compared to a net expense of $5.7 million for the nine months ended September 30, 2016. The $5.1 million decrease in expense reflects the non-recurring costs related to the debt refinancing incurred during the nine months ended September 30, 2016. See Note 9 to the Consolidated Financial Statements for further details on the refinancing.
Interest Expense, Net. Interest expense was $9.0 million for the nine months ended September 30, 2017, a decrease of $1.5 million from $10.5 million for the nine months ended September 30, 2016, reflecting lower average outstanding borrowings and the lower interest rate spread over LIBOR following the debt refinancing in August 2016 and repricing in February 2017. This decrease was partially offset by the rise in LIBOR. See Note 9 to the Consolidated Financial Statements for further details on the refinancing and repricing.
Provision for Income Taxes. Provision for income taxes increased $1.9 million to $17.8 million for the nine months ended September 30, 2017, compared to $15.9 million in the prior year period. The higher provision for income taxes was primarily driven by higher pretax income, offset by $0.2 million favorable discrete tax item related to excess tax benefits on stock compensation recognized in connection with the adoption of new accounting guidance. See Note 2 to the Consolidated Financial Statements for further detail on our adoption of this share-based compensation accounting guidance.

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

Table M2: Reconciliation of EBITDA to Net Income
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Net income	$10,987	$6,210	$35,612	$31,433
Adjustments:
Other (income)/expense, net	(146)	5,900	633	5,740
Interest expense, net	2,988	3,146	8,966	10,492
Losses from equity method investment	204	291	29	726
Provision for income taxes	5,674	3,014	17,774	15,948
Depreciation and amortization	12,057	11,868	35,817	35,656
EBITDA—Non-GAAP Measure	$31,764	$30,429	$98,831	$99,995

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. We believe these sources will be sufficient to fund our planned operations and capital expenditures. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M3: Net Change in Cash and Cash Equivalents
	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Net cash provided by operating activities	$75,092	$85,092
Net cash used in investing activities	(15,548)	(4,944)
Net cash used in financing activities	(51,839)	(60,507)
Effect of foreign exchange rates on cash and cash equivalents	707	388
Net change in cash and cash equivalents	$8,412	$20,029
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $75.1 million and $85.1 million, respectively. The decrease of $10.0 million in 2017 compared to 2016 was primarily driven by a decrease in cash from changes in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $15.5 million, compared to $4.9 million for the nine months ended September 30, 2016. The investing activities for the nine months ended September 30, 2017 primarily reflect an aggregate of $14.3 million in capital expenditures and software purchased or developed, compared to $5.2 million for the nine months ended September 30, 2016. The remaining increase was driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 was $51.8 million, compared to $60.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we repriced the Amended and Restated Credit Agreement, resulting in a net outflow of $0.6 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of the repricing. We made principal payments on our outstanding debt of $2.1 million and $25.7 million for the nine months ended September 30, 2017 and 2016, respectively. We also deployed $49.1 million and $33.4 million during nine months ended September 30, 2017 and 2016, respectively, to repurchase common stock.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our 2016 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2017.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of September 30, 2017, we had $59.9 million in cash and cash equivalents. The interest expense associated with the term loan and revolving credit facility under the Amended and Restated Credit Agreement will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is somewhat mitigated as the term loan under the Amended and Restated Credit Agreement has a LIBOR floor of 0.75%. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense slightly as the LIBOR specified in the calculation of interest during the third quarter was slightly above the floor. A hypothetical 1.00% increase in interest rates would have increased interest expense by approximately $0.4 million for the three months ended September 30, 2017, while a hypothetical 1.00% decrease in interest rate would have decreased interest expense by $0.2 million. We based this sensitivity calculation on the three month LIBOR rate of 1.3% as of June 30, 2017 in accordance with the measurement date specified in the Amended and Restated Credit Agreement.
As of September 30, 2017, we had interest rate swaps with a combined notional amount of $100.0 million and a 3-year remaining term, which swapped the floating interest rate on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 1.323%. The fair value of these interest rate swaps was $1.5 million as of September 30, 2017.
The return on our cash equivalents balance was less than 1%. Therefore, if investment interest rates decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Foreign Currency Risk
Approximately 5.2% and 6.5% of our net sales for the three and nine months ended September 30, 2017, respectively, were in Canada, compared to 8.6% and 7.9% of our net sales for the three and nine months ended September 30, 2016, respectively. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. We estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would impact net sales by approximately $0.1 million based on results for the three months ended September 30, 2017. This may differ from actual results depending on the level of sales volumes in Canada. During the reported periods we did not use foreign currency hedges to manage this risk.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market’s supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of September 30, 2017, the Company had natural gas swap contracts for a portion of its natural gas usage. The contracts mature between October 31, 2017 and September 30, 2018. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company’s derivative instruments. All of the Company’s counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company’s agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2017, the Company had no collateral posted with its counterparties related to the derivatives.
Seasonality
Sales of our wallboard products are seasonal, similar to many building products, in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.

Item 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended September 30, 2017 to the risk factors previously disclosed in the 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) On November 4, 2015, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $50 million of our common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. On August 3, 2016, our Board of Directors increased the aggregate authorization from up to $50 million to up to $100 million and extended the expiration date to December 31, 2017. On February 21, 2017, the Board of Directors approved a further expansion of our stock repurchase program, increasing the total amount of our common stock we are authorized to repurchase from up to $100 million to up to $200 million and extended the expiration date to December 31, 2018.

Common Stock Repurchase Activity During the Three Months Ended September 30, 2017
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	162,713	$22.25	162,713	$119,822,898
August 1 - August 31, 2017	544,208	22.00	544,208	107,849,605
September 1 - September 30, 2017	234,118	24.34	234,118	102,150,852
Total	941,039	$22.63	941,039
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

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	November 9, 2017
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	November 9, 2017
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)