Form 10-Q
period 2018-06-30
Continental Building Products, Inc.
filed 2018-08-03
CIK 1592480

As filed with the Securities and Exchange Commission on August 3, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes    ☐    No    ☒
As of August 1, 2018, the registrant had outstanding 36,967,770 shares of the registrant’s common stock, which amount excludes 7,785,533 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except share data and per share amounts)
Net sales	$139,268	$120,630	$256,070	$241,245
Costs, expenses and other income:
Cost of goods sold	98,263	89,817	184,879	179,441
Selling and administrative	10,445	9,193	19,869	18,497
Total costs and operating expenses	108,708	99,010	204,748	197,938
Operating income	30,560	21,620	51,322	43,307
Other expense, net	(87)	(135)	(227)	(779)
Interest expense, net	(2,694)	(3,062)	(5,414)	(5,978)
Income before (losses)/income from equity method investment and provision for income taxes	27,779	18,423	45,681	36,550
(Losses)/income from equity method investment	(391)	345	(755)	175
Income before provision for income taxes	27,388	18,768	44,926	36,725
Provision for income taxes	(5,493)	(6,370)	(9,385)	(12,100)
Net income	$21,895	$12,398	$35,541	$24,625

Net income per share:
Basic	$0.59	$0.32	$0.96	$0.63
Diluted	$0.59	$0.32	$0.95	$0.62
Weighted average shares outstanding:
Basic	36,879,774	39,125,571	37,154,750	39,349,674
Diluted	37,027,997	39,210,219	37,314,947	39,454,928
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Net income	$21,895	$12,398	$35,541	$24,625
Foreign currency translation adjustment	(313)	440	(795)	564
Net gains/(losses) on derivatives, net of taxes	452	(598)	1,498	(578)
Other comprehensive income/(loss)	139	(158)	703	(14)
Comprehensive income	$22,034	$12,240	$36,244	$24,611
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$84,365	$72,521
Trade receivables, net	43,314	38,769
Inventories, net	27,662	24,882
Prepaid and other current assets	8,280	11,267
Total current assets	163,621	147,439
Property, plant and equipment, net	292,451	294,003
Customer relationships and other intangibles, net	66,284	70,807
Goodwill	119,945	119,945
Equity method investment	8,867	9,263
Debt issuance costs	387	477
Total Assets	$651,555	$641,934
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$30,437	$30,809
Accrued and other liabilities	10,259	11,940
Notes payable, current portion	1,685	1,702
Total current liabilities	42,381	44,451
Deferred taxes and other long-term liabilities	15,456	15,847
Notes payable, non-current portion	262,807	263,610
Total Liabilities	320,644	323,908
Shareholders' Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,413,204 and 44,321,776 shares issued and 36,748,879 and 37,532,959 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	44	44
Additional paid-in capital	326,594	325,391
Less: Treasury stock	(167,919)	(143,357)
Accumulated other comprehensive loss	(1,946)	(2,649)
Accumulated earnings	174,138	138,597
Total Shareholders' Equity	330,911	318,026
Total Liabilities and Shareholders' Equity	$651,555	$641,934
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Cash flows from operating activities:
Net income	$35,541	$24,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,386	23,760
Amortization of debt issuance costs and debt discount	629	586
Losses/(income) from equity method investment	755	(175)
Amortization of deferred gain on terminated swaps	(317)	—
Loss on debt extinguishment	—	686
Share-based compensation	1,611	1,479
Deferred taxes	—	92
Change in assets and liabilities:
Trade receivables	(4,647)	(4,942)
Inventories	(2,896)	(1,811)
Prepaid expenses and other current assets	4,369	984
Accounts payable	(2,078)	(564)
Accrued and other current liabilities	(955)	(2,038)
Other long-term liabilities	(622)	(188)
Net cash provided by operating activities	52,776	42,494
Cash flows from investing activities:
Capital expenditures	(13,006)	(8,070)
Software purchased or developed	(790)	(133)
Capital contributions to equity method investment	(438)	(647)
Distributions from equity method investment	78	214
Net cash used in investing activities	(14,156)	(8,636)
Cash flows from financing activities:
Proceeds from exercise of stock options	11	230
Tax withholdings on share-based compensation	(547)	(240)
Proceeds from debt refinancing	—	273,625
Disbursements for debt refinancing	—	(273,625)
Payments of financing costs	—	(649)
Principal payments for debt	(1,358)	(1,368)
Payments to repurchase common stock	(24,562)	(27,836)
Net cash used in financing activities	(26,456)	(29,863)
Effect of foreign exchange rates on cash and cash equivalents	(320)	316
Net change in cash and cash equivalents	11,844	4,311
Cash, beginning of period	72,521	51,536
Cash, end of period	$84,365	$55,847
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
The Acquisition
On June 24, 2013, the Company's former controlling stockholder, entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the "Acquisition") in cash. The closing of the Acquisition occurred on August 30, 2013.
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
The financial statements should be read in conjunction with Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the fiscal year then ended. The Company has continued to follow the accounting policies set forth in those financial statements.

(c)	Revenue Disclosure
Revenue from the sale of gypsum products is recognized when control of the promised products is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product to a customer and is the unit of account under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606. Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. Generally, the Company satisfies its performance obligations within a number of days from the time the contract is executed.
The Company records estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives, in the period in which the sale occurs.
Amounts billed to a customer at the transaction price are included in net sales, and costs incurred for shipping and handling are treated as fulfillment costs and are classified as cost of goods sold in the Consolidated Statements of Operations. See Note 17, Segment reporting, for disaggregation of revenue by segment.
As of June 30, 2018, accounts receivables were $43.3 million. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of June 30, 2018. We do not have any material payment terms as payment is received shortly after the point of sale.

(d)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash Transactions and Other Activity
	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Cash paid during the period for:
Interest paid on term loan, net	$5,241	$4,973
Income taxes paid, net	9,334	10,259
Other activity:
Amounts in accounts payable for capital expenditures	1,762	1,899

(e)	Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. The Company adopted the standard on January 1, 2018 using the modified retrospective approach. Based on evaluation, the Company has concluded it has one revenue stream and the adoption of this new guidance did not have a material impact on its Consolidated Financial Statements. The Company updated its disclosures as required by this ASU.
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
3. TRADE RECEIVABLES, NET

Table 3: Details of Trade Receivables, Net
	June 30, 2018	December 31, 2017
	(in thousands)
Trade receivables, gross	$44,220	$39,577
Allowance for cash discounts and doubtful accounts	(906)	(808)
Trade receivables, net	$43,314	$38,769
Trade receivables are recorded net of credit memos issued during the normal course of business.
4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	June 30, 2018	December 31, 2017
	(in thousands)
Finished products	$6,961	$5,893
Raw materials	13,388	11,663
Supplies and other	7,313	7,326
Inventories, net	$27,662	$24,882

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	June 30, 2018	December 31, 2017
	(in thousands)
Land	$13,187	$13,187
Buildings	115,288	114,051
Plant machinery	285,085	281,786
Mobile equipment	11,700	10,366
Construction in progress	28,154	20,291
Property, plant and equipment, at cost	453,414	439,681
Accumulated depreciation	(160,963)	(145,678)
Property, plant and equipment, net	$292,451	$294,003
Depreciation expense was $8.3 million and $16.3 million for the three and six months ended June 30, 2018, respectively, compared to $9.4 million and $17.5 million for the three and six months ended June 30, 2017, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,413	$(61,926)	$54,487	$116,711	$(57,811)	$58,900
Purchased and internally developed software	6,938	(5,174)	1,764	6,226	(4,871)	1,355
Trademarks	14,802	(4,769)	10,033	14,839	(4,287)	10,552
Total	$138,153	$(71,869)	$66,284	$137,776	$(66,969)	$70,807
Amortization expense was $2.5 million and $5.1 million for the three and six months ended June 30, 2018, respectively, compared to $3.1 million and $6.3 million for the three and six months ended June 30, 2017, respectively.

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of June 30, 2018
(in thousands)
July 1, 2018 through December 31, 2018	$5,138
2019	8,864
2020	7,951
2021	7,111
2022	6,568
Thereafter	30,652
Total	$66,284

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
Paperboard liner purchased from Seven Hills was $12.9 million and $25.1 million for the three and six months ended June 30, 2018, respectively, compared to $14.8 million and $26.8 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the Company had certain purchase commitments for paper totaling $32.1 million through 2021.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	June 30, 2018	December 31, 2017
	(in thousands)
Employee-related costs	$6,723	$9,258
Income taxes	373	—
Other taxes	2,167	938
Other	996	1,744
Accrued and other liabilities	$10,259	$11,940
9. DEBT

Table 9.1: Details of Debt
	June 30, 2018	December 31, 2017
	(in thousands)
Amended and Restated Credit Agreement (1)	$270,215	$271,573
Less: Original issue discount (net of amortization)	(1,510)	(1,681)
Less: Debt issuance costs	(4,213)	(4,580)
Total debt	264,492	265,312
Less: Current portion of long-term debt	(1,685)	(1,702)
Long-term debt	$262,807	$263,610

(1)	As of June 30, 2018 and December 31, 2017, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.25%.
On August 18, 2016, the Company, Continental Building Products Operating Company, LLC and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the Company's First Lien Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility and a $75 million senior secured revolving credit facility (the "Revolver"), which mature on August 18, 2023 and August 18, 2021, respectively. The interest rate under the Amended and Restated Credit Agreement was a spread over LIBOR of 2.75% and floor of 0.75%.
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

During both the six months ended June 30, 2018 and 2017, the Company made $1.4 million of scheduled mandatory principal payments. As of June 30, 2018, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 4.8%.
There were no amounts outstanding under the Revolver as of June 30, 2018 or 2017. During the six months ended June 30, 2018 and 2017 the Company did not have any draws under the Revolver. Interest under the Revolver is floating, based on LIBOR plus 2.25%. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of June 30, 2018, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.4 million.

Table 9.2: Details of Future Minimum Principal Payments Due Under the Amended and Restated Credit Agreement
Amount Due
(in thousands)
July 1, 2018 through December 31, 2018	$1,358
2019	2,716
2020	2,716
2021	2,716
2022	2,716
Thereafter	257,993
Total Payments	$270,215
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company's debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at June 30, 2018, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at June 30, 2018. The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of June 30, 2018.
10. DERIVATIVE INSTRUMENTS
Commodity Derivative Instruments
As of June 30, 2018, the Company had 2.9 million mmBTUs (millions of British Thermal Units) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by June 30, 2019. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, "Derivatives – Hedging". No ineffectiveness was recorded on these contracts during the three and six months ended June 30, 2018 and 2017.
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
On March 29, 2018, the Company terminated its interest rate swap agreements that were previously designated as a cash flow hedge and received $3.2 million in cash, the fair value of the swap on the termination date. The unrealized gain at termination remains in accumulated other comprehensive income and will be amortized into interest expense over the life of the original hedged instrument. On the same date, the Company entered into new interest rate swap agreements for a combined notional amount of $100.0 million, which expire on September 30, 2020 and hedge the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 2.46% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. No ineffectiveness was recorded on these contracts during the three and six months ended June 30, 2018 and 2017.

Table 10.1: Details of Derivatives Fair Value
	June 30, 2018	December 31, 2017
	(in thousands)
Assets
Interest rate swap	$414	$2,148
Commodity hedges	92	11
Total assets	$506	$2,159
Liabilities
Interest rate swap	$—	$—
Commodity hedges	40	613
Total liabilities	$40	$613

Table 10.2: Gains/(Losses) on Derivatives
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Gain/(loss) recognized in Other comprehensive income on derivatives (effective portion), net of tax		Gain/(loss) reclassified from Accumulated other comprehensive loss into income (effective portion), net of tax		Gain/(loss) recognized in Other comprehensive income on derivatives (effective portion), net of tax		Gain/(loss) reclassified from Accumulated other comprehensive loss into income (effective portion), net of tax
	(in thousands)
Interest rate swap	297	(339)	139	(29)	$1,268	$(355)	$209	$(126)
Commodity hedges	197	(234)	(97)	54	245	(438)	(194)	(89)
Total	$494	$(573)	$42	$25	$1,513	$(793)	$15	$(215)
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. As of June 30, 2018, the Company's derivatives were in a $0.5 million net asset position and recorded in Other current assets. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2018, the Company had no collateral posted with its counterparties related to the derivatives.

11. TREASURY STOCK
On November 4, 2015, the Company announced that the Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $50 million of its common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. Pursuant to this authorization, the Company has repurchased shares of its common stock in the open market and in private transactions.
During 2017 and 2018, the Company announced two expansions and extensions of its stock repurchase program. The most recent authorization on February 21, 2018 expanded the program to a total of $300 million and also extended the expiration date to December 31, 2019.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company's earnings per share calculation.

Table 11: Details of Treasury Stock Activity
	June 30, 2018			June 30, 2017
	Shares	Amount (1)	Average Share Price (1)	Shares	Amount (1)	Average Share Price (1)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	7,319,417	$157,907	$21.57	4,716,778	$93,993	$19.93
Repurchases on open market	344,908	10,012	29.03	932,000	22,599	24.25
Ending Balance	7,664,325	$167,919	$21.91	5,648,778	$116,592	$20.64

For the Six Months Ended:
Beginning Balance	6,788,817	$143,357	$21.12	4,499,655	$88,756	$19.73
Repurchases on open market	875,508	24,562	28.05	1,149,123	27,836	24.22
Ending Balance	7,664,325	$167,919	$21.91	5,648,778	$116,592	$20.64

(1) Includes commissions paid for repurchases on open market.
12. SHARE-BASED COMPENSATION
For the three and six months ended June 30, 2018, the Company recognized share-based compensation expenses of $1.0 million and $1.6 million in expense, respectively, compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively. The expenses related to share-based compensation awards were recorded in selling and administrative expenses. As of June 30, 2018, there was $6.3 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.4 years.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2017	$(3,636)	$987	$(2,649)
Other comprehensive (loss)/income before reclassifications	(795)	1,513	718
Amounts reclassified from accumulated other comprehensive loss	—	(15)	(15)
Net current period other comprehensive (loss)/income	(795)	1,498	703
Balance as of June 30, 2018	$(4,431)	$2,485	$(1,946)

14. INCOME TAXES
The Company’s estimated annual effective tax rate is 22.2% before discrete items. For the six months ended June 30, 2018, discrete items result in a tax benefit of $0.6 million, consisting of a stock compensation windfall of $0.1 million and a non-recurring benefit of $0.5 million related to re-measurement of deferred taxes resulting from Kentucky tax law change. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the "Act"), the Company calculated its best estimate of the impact of the Act in its 2017 year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of its Annual Report on Form 10-K for fiscal year 2017 and as a result had recorded a provisional $9.2 million reduction in income tax expense in the fourth quarter of 2017. No adjustment was made to the provisional amount as a result of additional information obtained for the six months ended June 30, 2018. The accounting is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed in late 2018.
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
15. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. For the three and six months ended June 30, 2018, zero and approximately 31,000 share-based compensation awards, respectively, were excluded from the weighted average shares outstanding because their impact would be anti-dilutive in the computation of dilutive earnings per share. Awards excluded for the same periods in 2017 were approximately 1,000 and 43,000, respectively.

Table 15: Details of Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except for per share amounts)
Net income	$21,895	$12,398	$35,541	$24,625

Weighted average number of shares outstanding - basic	36,879,774	39,125,571	37,154,750	39,349,674
Effect of dilutive securities:
Restricted stock awards	—	5,880	1,755	7,971
Restricted stock units	56,188	39,988	64,100	57,169
Performance restricted stock units	63,799	17,837	66,654	17,180
Stock options	28,236	20,943	27,688	22,934
Total effect of dilutive securities	148,223	84,648	160,197	105,254
Weighted average number of shares outstanding - diluted	37,027,997	39,210,219	37,314,947	39,454,928

Basic earnings per share	$0.59	$0.32	$0.96	$0.63
Diluted earnings per share	$0.59	$0.32	$0.95	$0.62

16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company's facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three and six months ended June 30, 2018 were $0.8 million and $1.6 million, respectively, compared to $0.9 million and $1.7 million for the same periods in 2017, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $23.3 million and $43.5 million for the three and six months ended June 30, 2018, respectively, compared to $21.7 million and $42.8 million for the three and six months ended June 30, 2017, respectively.

Table 16: Details of Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
July 1, 2018 - December 31, 2018	$360	$14,975
2019	1,658	28,178
2020	48	27,054
2021	—	8,828
2022	—	5,410
2023	—	5,572
Thereafter	—	53,621
Total	$2,066	$143,638
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of June 30, 2018 and December 31, 2017, the Company had outstanding letters of credit of approximately $1.6 million.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2018 and December 31, 2017, such liabilities were not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.
17. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company's primary reportable segment is wallboard, which represented approximately 97.4% and 97.1% of the Company's revenues for the three and six months ended June 30, 2018, respectively, compared to 97.2% and 96.9% of the Company's revenues for the three and six months ended June 30, 2017, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company's full range of wallboard products.
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

Table 17.1: Segment Reporting
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Net Sales:
Wallboard	$135,667	$117,194	$248,638	$233,670
Other	3,601	3,436	7,432	7,575
Total net sales	$139,268	$120,630	$256,070	$241,245
Operating Income:
Wallboard	31,122	21,819	$52,152	$43,411
Other	(562)	(199)	(830)	(104)
Total operating income	$30,560	$21,620	$51,322	$43,307
Adjustments:
Interest expense	(2,694)	(3,062)	$(5,414)	$(5,978)
(Losses)/income from equity investment	(391)	345	(755)	175
Other expense, net	(87)	(135)	(227)	(779)
Income before provision for income taxes	$27,388	$18,768	$44,926	$36,725
Depreciation and Amortization:
Wallboard	10,411	12,177	$20,717	$23,199
Other	394	297	669	561
Total depreciation and amortization	$10,805	$12,474	$21,386	$23,760

Table 17.2: Details of Net Sales By Geographic Region
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
United States	$132,513	$113,665	$242,488	$224,051
Canada	6,755	6,965	13,582	17,194
Net sales	$139,268	$120,630	$256,070	$241,245

Table 17.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in thousands)
United States	$289,099	$290,324	$633,576	$622,836
Canada	3,352	3,679	17,979	19,098
Total	$292,451	$294,003	$651,555	$641,934

18. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2018 and December 31, 2017, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value. The only assets or liabilities the Company had at June 30, 2018 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Table 18.1: Fair Value Hierarchy - 2018
	As of June 30, 2018
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$414	$—	$414
Commodity derivatives	—	92	—	92
Total assets	$—	$506	$—	$506

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	40	—	40
Total liabilities	$—	$40	$—	$40

Table 18.2: Fair Value Hierarchy - 2017
	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$2,148	$—	$2,148
Commodity derivatives	—	11	—	11
Total assets	$—	$2,159	$—	$2,159

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	613	—	613
Total liabilities	$—	$613	$—	$613

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," "Selected Historical Financial and Operating Data," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2017 filed with the Securities and Exchange Commission on February 23, 2018 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
Our primary reportable segment is wallboard, which accounted for approximately 97.4% and 97.1% of our net sales for the three and six months ended June 30, 2018, respectively, compared to 97.2% and 96.9% of our net sales for the three and six months ended June 30, 2017, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 17 to the Consolidated Financial Statements for additional information on our reporting segments.
Factors Affecting Our Results
Market
For the new residential construction market, housing starts are a good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. The R&R market includes renovation of both residential and nonresidential buildings. Many buyers begin to remodel an existing home within two years of purchase. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the R&R market. The commercial construction market encompasses areas such as office, retail, heath care, hospitality, educational and government projects. Demand for our products from commercial construction typically follows signing of construction contracts by 12 to 18 months.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 81% and 74% for the three and six months ended June 30, 2018, respectively, compared to 75% and 73% for the same periods of 2017.
Market Outlook
Most forecasts continue to project growth in housing starts. Industry Analysts' forecasts for 2018 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1.28 million to 1.35 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents an increase in the range of 7% and 13% over 2017 housing starts of 1.20 million. We also expect that the R&R and new commercial construction markets will continue to experience moderate growth.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 6.9 billion square feet for the three months ended June 30, 2018, up 9.5% from the same prior year period. For the six months ended June 30, 2018, industry shipments were 12.6 billion square feet, up 3.3.% from the same prior year period. We estimate that industry shipments in the United States for all of 2018 will increase approximately 4% from 25.3 billion square feet in 2017.

Manufacturing Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% of our costs of goods sold for both the three and six months ended June 30, 2018 and 2017, respectively. Depreciation and amortization represented 11% of our costs of goods sold for both the three and six months ended June 30, 2018, compared to 13% of our cost of goods sold for the same periods in 2017. Distribution costs to deliver products to our customers represented 25% and 24% of our costs of goods sold for the three and six months ended June 30, 2018, compared to 23% of our cost of goods sold for both the three and six months ended June 30, 2017.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 69% of our manufacturing cash costs for both the three and six months ended June 30, 2018, respectively, compared to 70% and 71% for the three and six months ended June 30, 2017, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 31% of our manufacturing cash costs for both the three and six months ended June 30, 2018, respectively, compared to 30% and 29% for the three and six months ended June 30, 2017, respectively.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the paper supply agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 80% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms. We also purchase additional paper on the spot market at competitive prices. See Note 7 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.
Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except mill net)
Net sales	$139,268	$120,630	$256,070	$241,245
Costs, expenses and other income:
Cost of goods sold	98,263	89,817	184,879	179,441
Selling and administrative	10,445	9,193	19,869	18,497
Total costs and operating expenses	108,708	99,010	204,748	197,938
Operating income	30,560	21,620	51,322	43,307
Other expense, net	(87)	(135)	(227)	(779)
Interest expense, net	(2,694)	(3,062)	(5,414)	(5,978)
Income before (losses)/income from equity method investment and provision for income taxes	27,779	18,423	45,681	36,550
(Losses)/income from equity method investment	(391)	345	(755)	175
Income before provision for income taxes	27,388	18,768	44,926	36,725
Provision for income taxes	(5,493)	(6,370)	(9,385)	(12,100)
Net income	$21,895	$12,398	$35,541	$24,625
Other operating data:
Capital expenditures and software purchased or developed	$7,359	$2,843	$13,796	$8,203
Wallboard sales volume (million square feet)	722	647	1,337	1,297
Mill net sales price (1)	$153.88	$150.32	$152.83	$149.11

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net Sales. Net sales increased by $18.7 million, up 15.5% from $120.6 million for the three months ended June 30, 2017, to $139.3 million for the three months ended June 30, 2018. The increase was primarily attributable to a $13.6 million favorable impact of higher wallboard volumes driven by higher demand in the United States and a favorable impact of $4.6 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates. The remaining increase was driven by favorable impacts of non-wallboard products and changes in foreign currency exchange rates.
Cost of Goods Sold. Cost of goods sold increased $8.5 million, up 9.5% from $89.8 million for the three months ended June 30, 2017, to $98.3 million for the three months ended June 30, 2018. The increase was primarily driven by higher wallboard volumes which increased input costs and freight costs by $4.5 million and $2.3 million, respectively. In addition, per unit freight cost and labor cost increased cost of goods sold by $2.3 million and $2.0 million, respectively. The overall increase was partially offset by $1.6 million related to lower per unit input costs, mainly related to paper, and a $1.4 million decrease of amortization and depreciation costs. Changes in other components of cost of goods sold resulted in a net increase of $0.4 million.
Selling and Administrative Expense. Selling and administrative expense increased $1.2 million, up 13.0% from $9.2 million for the three months ended June 30, 2017, to $10.4 million for the three months ended June 30, 2018. The increase was driven by a $0.9 million increase in salary and bonus expense and a $0.3 million increase in stock compensation expense.
Operating Income. Operating income of $30.6 million for the three months ended June 30, 2018 increased by $9.0 million from operating income of $21.6 million for the three months ended June 30, 2017. The increase was primarily attributable to higher revenue which was partially offset by higher freight per unit costs and higher labor costs.
Other Expense, Net.  Other expense, net, was $0.1 million for both three months ended June 30, 2018 and 2017.
Interest Expense, Net. Interest expense was $2.7 million for the three months ended June 30, 2018, a decrease of $0.4 million from $3.1 million for the three months ended June 30, 2017. The decrease was mainly driven by the increase in capitalized interest as a result of capital spending and an increase in investment income. The rise in LIBOR rate was offset by lower average outstanding borrowings during second quarter 2018 compared to prior year quarter and a lower interest rate spread over LIBOR following the debt repricing on December 6, 2017. See Note 9 to the Consolidated Financial Statements for further details on the repricing.
Provision for Income Taxes. Provision for income taxes decreased by $0.9 million to $5.5 million for three months ended June 30, 2018, compared to $6.4 million for the same period of 2017. The lower provision for income taxes was primarily driven by a decrease in Kentucky state taxes as a result of new legislation passed in the second quarter and the federal tax rate from the tax reform. These regulatory changes resulted in an effective tax rate of approximately 20.1% during the three months ended June 30, 2018 as compared to 33.9% during the three months ended June 30, 2017. This decrease in the effective tax rate was partially offset by the higher pretax income.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales. Net sales increased by $14.9 million, up 6.2% from $241.2 million for the six months ended June 30, 2017, to $256.1 million for the six months ended June 30, 2018. The increase was primarily attributable to a $7.2 million favorable impact of higher wallboard volumes driven by higher demand in the United States and a favorable impact of $7.3 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates. The remaining increase was driven by favorable impacts of changes in foreign currency exchange rates.
Cost of Goods Sold. Cost of goods sold increased $5.5 million, up 3.1% from $179.4 million for the six months ended June 30, 2017, to $184.9 million for the six months ended June 30, 2018. The increase was primarily driven by higher wallboard volumes which increased input costs and freight costs by $2.4 million and $1.2 million, respectively. In addition, per unit freight cost and labor cost increased the cost of goods sold by $2.8 million and $2.4 million, respectively. The overall increase was partially offset by $1.8 million related to lower per unit input costs, mainly related to paper, and a $1.9 million decrease of amortization and depreciation costs. Changes in other components of cost of goods sold resulted in a net increase of $0.4 million.
Selling and Administrative Expense. Selling and administrative expense increased $1.4 million, up 7.6% from $18.5 million for the six months ended June 30, 2017, to $19.9 million for the six months ended June 30, 2018. The increase was driven by a $1.0 million increase in salary, bonus, and stock compensation expenses and $0.4 million increase in other selling and administrative expenses.
Operating Income. Operating income of $51.3 million for the six months ended June 30, 2018 increased by $8.0 million from operating income of $43.3 million for the six months ended June 30, 2017. The increase was primarily attributable to higher revenue which was partially offset by higher freight per unit costs and higher labor costs.
Other Expense, Net.  Other expense, net, was $0.2 million for the six months ended June 30, 2018 compared to other expense, net, of $0.8 million for the six months ended June 30, 2017. The change mainly reflects the impact of non-recurring costs of $0.7 million related to the debt repricing in the first quarter 2017. See Note 9 to the Consolidated Financial Statements for further details on the repricing.
Interest Expense, Net. Interest expense was $5.4 million for the six months ended June 30, 2018, a decrease of $0.6 million from $6.0 million for the six months ended June 30, 2017. The decrease was mainly driven by the increase in capitalized interest as a result of capital spending and an increase in investment income. The rise in LIBOR rate was offset by lower average outstanding borrowings during the first six months of 2018 compared to prior year period and a lower interest rate spread over LIBOR following the debt repricing on December 6, 2017. See Note 9 to the Consolidated Financial Statements for further details on the repricing.
Provision for Income Taxes. Provision for income taxes decreased $2.7 million to $9.4 million for the six months ended June 30, 2018, compared to $12.1 million for the same period of 2017. The lower provision for income taxes was primarily driven by a decrease in Kentucky state taxes as a result of new legislation passed in the second quarter and the federal tax rate from the tax reform. These regulatory changes resulted in an effective tax rate of approximately 20.9% during the six months ended June 30, 2018 as compared to 32.9% during the six months ended June 30, 2017. This decrease in the effective tax rate was partially offset by the higher pretax income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. As of June 30, 2018, we had $84.4 million in cash and cash equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our revolving credit facilities and the ability to obtain alternative sources of financing. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M2: Net Change in Cash and Cash Equivalents
	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Net cash provided by operating activities	$52,776	$42,494
Net cash used in investing activities	(14,156)	(8,636)
Net cash used in financing activities	(26,456)	(29,863)
Effect of foreign exchange rates on cash and cash equivalents	(320)	316
Net change in cash and cash equivalents	$11,844	$4,311
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $52.8 million and $42.5 million, respectively. The increase of $10.3 million in 2018 compared to 2017 was primarily driven by an increase in operating income, primarily from higher revenues, and an increase in cash from changes in working capital related to timing of receipts and payments.
Net Cash Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 was $14.2 million, compared to $8.6 million for the six months ended June 30, 2017. The increase in investing activities for the six months ended June 30, 2018 primarily reflects an aggregate of $13.8 million in capital expenditures and software purchased or developed, compared to $8.2 million for 2017. The remaining increase in 2018 and 2017 was driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the six months ended June 30, 2018 was $26.5 million, compared to $29.9 million for six months ended June 30, 2017. The decrease in financing activities for the six months ended June 30, 2018 primarily reflects an aggregate of $24.6 million deployed to repurchase common stock, compared to $27.8 million for 2017. See Note 11 to the Consolidated Financial Statements for more detailed discussion of share repurchase activity. During the six months ended June 30, 2017, we refinanced our amended and restated credit agreement, resulting in a net outflow of $0.6 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of the repricing. We made principal payments on our outstanding debt of $1.4 million for both the six months ended June 30, 2018 and 2017.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The 2017 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2018.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	the highly competitive nature of our industry and the substitutability of competitors' products;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;

•	significant buying power of certain customers;

•	potential losses of customers;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	material disruptions at our facilities or the facilities of our suppliers;

•	disruptions to our supply of paperboard liner, including termination of the WestRock contract;

•	changes in energy, transportation and other input costs;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	disruption in transportation network;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	disruptions in our information technology systems;

•	cybersecurity risks;

•	labor disruptions;

•	seasonal nature of our business; and

•	additional factors discussed under the sections captioned Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations and Business in our SEC filings.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management's current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in Item 1A. Risk Factors in the 2017 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2017 Form 10-K have not changed materially during the six month period ended June 30, 2018.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended June 30, 2018 to the risk factors previously disclosed in the 2017 Form 10-K.
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

Common Stock Repurchase Activity During the Three Months Ended June 30, 2018
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	121,208	$28.39	121,208	$178,687,108
May 1 - May 31, 2018	175,000	29.09	175,000	173,596,874
June 1 - June 30, 2018	48,700	30.41	48,700	172,116,117
Total	344,908	$29.03	344,908
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

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	August 3, 2018
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	August 3, 2018
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)