Form 10-Q
period 2018-09-30
Continental Building Products, Inc.
filed 2018-11-09
CIK 1592480

As filed with the Securities and Exchange Commission on November 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes    ☐    No    ☒
As of November 5, 2018, the registrant had outstanding 36,841,935 shares of the registrant’s common stock, which amount excludes 7,987,968 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except share data and per share amounts)
Net sales	$131,234	$116,526	$387,304	$357,771
Costs, expenses and other income:
Cost of goods sold	94,306	87,952	279,185	267,393
Selling and administrative	9,957	8,867	29,826	27,364
Total costs and operating expenses	104,263	96,819	309,011	294,757
Operating income	26,971	19,707	78,293	63,014
Other (expense)/income, net	(29)	146	(256)	(633)
Interest expense, net	(2,549)	(2,988)	(7,963)	(8,966)
Income before losses from equity method investment and provision for income taxes	24,393	16,865	70,074	53,415
Losses from equity method investment	(393)	(204)	(1,148)	(29)
Income before provision for income taxes	24,000	16,661	68,926	53,386
Provision for income taxes	(5,436)	(5,674)	(14,821)	(17,774)
Net income	$18,564	$10,987	$54,105	$35,612

Net income per share:
Basic	$0.51	$0.29	$1.46	$0.91
Diluted	$0.50	$0.29	$1.46	$0.91
Weighted average shares outstanding:
Basic	36,732,746	38,212,869	37,012,536	38,966,575
Diluted	36,918,904	38,345,556	37,181,387	39,080,973
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Net income	$18,564	$10,987	$54,105	$35,612
Foreign currency translation adjustment	298	695	(496)	1,259
Net (losses)/gains on derivatives, net of taxes	(8)	127	1,489	(451)
Other comprehensive income	290	822	993	808
Comprehensive income	$18,854	$11,809	$55,098	$36,420
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$105,452	$72,521
Trade receivables, net	39,597	38,769
Inventories, net	32,439	24,882
Prepaid and other current assets	11,605	11,267
Total current assets	189,093	147,439
Property, plant and equipment, net	290,670	294,003
Customer relationships and other intangibles, net	64,661	70,807
Goodwill	119,945	119,945
Equity method investment	8,194	9,263
Debt issuance costs	341	477
Total Assets	$672,904	$641,934
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$32,253	$30,809
Accrued and other liabilities	13,239	11,940
Notes payable, current portion	1,670	1,702
Total current liabilities	47,162	44,451
Deferred taxes and other long-term liabilities	15,392	15,847
Notes payable, non-current portion	262,400	263,610
Total Liabilities	324,954	323,908
Shareholders' Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,422,804 and 44,321,776 shares issued and 36,681,879 and 37,532,959 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	44	44
Additional paid-in capital	327,643	325,391
Less: Treasury stock	(170,782)	(143,357)
Accumulated other comprehensive loss	(1,656)	(2,649)
Accumulated earnings	192,701	138,597
Total Shareholders' Equity	347,950	318,026
Total Liabilities and Shareholders' Equity	$672,904	$641,934
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Cash flows from operating activities:
Net income	$54,105	$35,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,966	35,817
Amortization of debt issuance costs and debt discount	931	885
Losses from equity method investment	1,148	29
Amortization of deferred gain on terminated swaps	(632)	—
Loss on debt extinguishment	—	686
Share-based compensation	2,459	2,101
Deferred taxes	(457)	92
Change in assets and liabilities:
Trade receivables	(914)	1,420
Inventories	(7,627)	(872)
Prepaid expenses and other current assets	1,264	(350)
Accounts payable	(52)	(87)
Accrued and other current liabilities	1,089	4
Other long-term liabilities	(226)	(245)
Net cash provided by operating activities	84,054	75,092
Cash flows from investing activities:
Capital expenditures	(19,761)	(14,077)
Software purchased or developed	(1,359)	(183)
Proceeds from the sale of property, plant and equipment	125	—
Capital contributions to equity method investment	(548)	(1,929)
Distributions from equity method investment	468	641
Net cash used in investing activities	(21,075)	(15,548)
Cash flows from financing activities:
Proceeds from exercise of stock options	145	230
Tax withholdings on share-based compensation	(547)	(240)
Proceeds from debt refinancing	—	273,625
Disbursements for debt refinancing	—	(273,625)
Payments of financing costs	—	(649)
Principal payments for debt	(2,037)	(2,052)
Payments to repurchase common stock	(27,425)	(49,128)
Net cash used in financing activities	(29,864)	(51,839)
Effect of foreign exchange rates on cash and cash equivalents	(184)	707
Net change in cash and cash equivalents	32,931	8,412
Cash, beginning of period	72,521	51,536
Cash, end of period	$105,452	$59,948
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
The Acquisition
On June 24, 2013, the Company's former controlling stockholder entered into a definitive agreement with Lafarge N.A. to purchase the assets of its North American gypsum division for an aggregate purchase price of approximately $703 million (the "Acquisition") in cash. The closing of the Acquisition occurred on August 30, 2013.
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
As of September 30, 2018, accounts receivables were $39.6 million. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of September 30, 2018. The Company does not have any material payment terms as payment is received shortly after the point of sale.

(d)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash Transactions and Other Activity
	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Cash paid during the period for:
Interest paid on term loan, net	$8,049	$7,582
Income taxes paid, net	15,903	16,338
Other activity:
Amounts in accounts payable for capital expenditures	1,538	1,123

(e)	Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-9 for all entities by one year to annual reporting periods beginning after December 15, 2017. The ASU requires retroactive application on either a full or modified basis. The Company adopted the standard on January 1, 2018 using the modified retrospective approach. Based on its evaluation, the Company has concluded it has one revenue stream and the adoption of this new guidance did not have a material impact on its Consolidated Financial Statements.
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
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard on January 1, 2019.
The Company will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows companies to carryforward the historical lease classification. In addition, the Company is electing the comparative period practical expedient, which allows the Company to implement the guidance as of the effective date without having to adjust the comparative financial statements. Instead, under this expedient, companies will recognize the cumulative effect adjustment in equity. The Company will also make an accounting policy election that leases with an initial term of 12 months or less will not be recorded on the balance sheet and will result in the recognition of those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. While the Company is continuing to evaluate the impact of adoption, it is not expected to have a material impact on its Consolidated Financial Statements.
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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurements (Topic 820), Changes to the Disclosure Requirements for Fair Value Measurement." This ASU eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its Consolidated Financial Statements.

(f)	Reclassifications
Certain reclassifications of prior year information were made to conform to the 2018 presentation. These reclassifications had no material impact on the Company's Consolidated Financial Statements.
3. TRADE RECEIVABLES, NET

Table 3: Details of Trade Receivables, Net
	September 30, 2018	December 31, 2017
	(in thousands)
Trade receivables, gross	$40,447	$39,577
Allowance for cash discounts and doubtful accounts	(850)	(808)
Trade receivables, net	$39,597	$38,769
Trade receivables are recorded net of credit memos issued during the normal course of business.
4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	September 30, 2018	December 31, 2017
	(in thousands)
Finished products	$8,195	$5,893
Raw materials	16,821	11,663
Supplies and other	7,423	7,326
Inventories, net	$32,439	$24,882

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	September 30, 2018	December 31, 2017
	(in thousands)
Land	$13,187	$13,187
Buildings	115,422	114,051
Plant machinery	284,151	281,786
Mobile equipment	12,828	10,366
Construction in progress	32,186	20,291
Property, plant and equipment, at cost	457,774	439,681
Accumulated depreciation	(167,104)	(145,678)
Property, plant and equipment, net	$290,670	$294,003
Depreciation expense was $9.1 million and $25.4 million for the three and nine months ended September 30, 2018, respectively, compared to $9.0 million and $26.5 million for the three and nine months ended September 30, 2017, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,529	$(64,041)	$52,488	$116,711	$(57,811)	$58,900
Purchased and internally developed software	7,718	(5,340)	2,378	6,226	(4,871)	1,355
Trademarks	14,816	(5,021)	9,795	14,839	(4,287)	10,552
Total	$139,063	$(74,402)	$64,661	$137,776	$(66,969)	$70,807
Amortization expense was $2.5 million and $7.5 million for the three and nine months ended September 30, 2018, respectively, compared to $3.0 million and $9.3 million for the three and nine months ended September 30, 2017, respectively.

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of September 30, 2018
(in thousands)
October 1, 2018 through December 31, 2018	$2,766
2019	8,907
2020	8,150
2021	7,410
2022	6,746
Thereafter	30,682
Total	$64,661

7. INVESTMENT IN SEVEN HILLS
The Company is a party with an unaffiliated third party to a paperboard liner venture named Seven Hills Paperboard, LLC ("Seven Hills") that, pursuant to a paper supply agreement, provides the Company with a continuous supply of high-quality recycled paperboard liner to meet its ongoing production requirements.
The Company has evaluated the characteristics of its investment and determined that Seven Hills is a variable interest entity, but that it does not have the power to direct the principal activities most impacting the economic performance of Seven Hills, and is thus not the primary beneficiary. As such, the Company accounts for this investment in Seven Hills under the equity method of accounting.
Paperboard liner purchased from Seven Hills was $12.3 million and $37.4 million for the three and nine months ended September 30, 2018, respectively, compared to $15.5 million and $42.3 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company had certain purchase commitments for paper totaling $29.2 million through 2021.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	September 30, 2018	December 31, 2017
	(in thousands)
Employee-related costs	$8,471	$9,258
Property taxes	2,321	472
Other taxes	562	466
Other	1,885	1,744
Accrued and other liabilities	$13,239	$11,940
9. DEBT

Table 9.1: Details of Debt
	September 30, 2018	December 31, 2017
	(in thousands)
Amended and Restated Credit Agreement (1)	$269,536	$271,573
Less: Original issue discount (net of amortization)	(1,442)	(1,681)
Less: Debt issuance costs	(4,024)	(4,580)
Total debt	264,070	265,312
Less: Current portion of long-term debt	(1,670)	(1,702)
Long-term debt	$262,400	$263,610

(1)
As of September 30, 2018 and December 31, 2017, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.25%.

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

During both the nine months ended September 30, 2018 and 2017, the Company made $2.0 million of scheduled mandatory principal payments. As of September 30, 2018, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 5.0%.
There were no amounts outstanding under the Revolver as of September 30, 2018 or 2017. During the nine months ended September 30, 2018 and 2017, the Company did not have any draws under the Revolver. Interest under the Revolver is floating, based on LIBOR plus 2.25%. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of September 30, 2018, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.6 million.

Table 9.2: Details of Future Minimum Principal Payments Due Under the Amended and Restated Credit Agreement
Amount Due
(in thousands)
October 1, 2018 through December 31, 2018	$679
2019	2,716
2020	2,716
2021	2,716
2022	2,716
Thereafter	257,993
Total Payments	$269,536
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company's debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at September 30, 2018, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at September 30, 2018. The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of September 30, 2018.
10. DERIVATIVE INSTRUMENTS
Commodity Derivative Instruments
As of September 30, 2018, the Company had 2.1 million mmBTUs (millions of British Thermal Units) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by July 31, 2019. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, "Derivatives – Hedging". No ineffectiveness was recorded on these contracts during the three and nine months ended September 30, 2018 and 2017.
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
On March 29, 2018, the Company terminated its interest rate swap agreements that were previously designated as a cash flow hedge and received $3.2 million in cash, the fair value of the swap on the termination date. The unrealized gain at termination remains in accumulated other comprehensive income and will be amortized into interest expense over the life of the original hedged instrument. On the same date, the Company entered into new interest rate swap agreements for a combined notional amount of $100.0 million, which expire on September 30, 2020 and hedge the floating LIBOR on a portion of the term loan under the Amended and Restated Credit Agreement to an average fixed rate of 2.46% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. No ineffectiveness was recorded on these contracts during the three and nine months ended September 30, 2018 and 2017.

Table 10.1: Details of Derivatives Fair Value
	September 30, 2018	December 31, 2017
	(in thousands)
Assets
Interest rate swap	$697	$2,148
Commodity hedges	77	11
Total assets	$774	$2,159
Liabilities
Interest rate swap	$—	$—
Commodity hedges	5	613
Total liabilities	$5	$613

Table 10.2: Gains/(Losses) on Derivatives
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Gain/(loss) recognized in Other comprehensive income on derivatives (effective portion), net of tax		Gain/(loss) reclassified from Accumulated other comprehensive loss into income (effective portion), net of tax		Gain/(loss) recognized in Other comprehensive income on derivatives (effective portion), net of tax		Gain/(loss) reclassified from Accumulated other comprehensive loss into income (effective portion), net of tax
	(in thousands)
Interest rate swap	$145	$37	$169	$(7)	$1,413	$(318)	$379	$(133)
Commodity hedges	7	(44)	(9)	(127)	251	(304)	(204)	(38)
Total	$152	$(7)	$160	$(134)	$1,664	$(622)	$175	$(171)
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. As of September 30, 2018, the Company's derivatives were in a $0.8 million net asset position and recorded in Other current assets. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2018, the Company had no collateral posted with its counterparties related to the derivatives.
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

Table 11: Details of Treasury Stock Activity
	September 30, 2018			September 30, 2017
	Shares	Amount (1)	Average Share Price (1)	Shares	Amount (1)	Average Share Price (1)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	7,664,325	$167,919	$21.91	5,648,778	$116,592	$20.64
Repurchases on open market	76,600	2,863	37.38	941,039	21,292	22.63
Ending Balance	7,740,925	$170,782	$22.06	6,589,817	$137,884	$20.92

For the Nine Months Ended:
Beginning Balance	6,788,817	$143,357	$21.12	4,499,655	$88,756	$19.73
Repurchases on open market	952,108	27,425	28.80	2,090,162	49,128	23.50
Ending Balance	7,740,925	$170,782	$22.06	6,589,817	$137,884	$20.92

(1) Includes commissions paid for repurchases on open market.
12. SHARE-BASED COMPENSATION
For the three and nine months ended September 30, 2018, the Company recognized share-based compensation expenses of $0.8 million and $2.5 million in expense, respectively, compared to $0.6 million and $2.1 million for the three and nine months ended September 30, 2017, respectively. The expenses related to share-based compensation awards were recorded in selling and administrative expenses. As of September 30, 2018, there was $5.5 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.3 years.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2017	$(3,636)	$987	$(2,649)
Other comprehensive (loss)/income before reclassifications	(496)	1,664	1,168
Amounts reclassified from accumulated other comprehensive loss	—	(175)	(175)
Net current period other comprehensive (loss)/income	(496)	1,489	993
Balance as of September 30, 2018	$(4,132)	$2,476	$(1,656)
14. INCOME TAXES
The Company’s estimated annual effective tax rate is 22.3% before discrete items. For the nine months ended September 30, 2018, discrete items resulted in a tax benefit of $0.6 million, consisting of a stock compensation windfall of $0.1 million and a non-recurring benefit of $0.5 million related to re-measurement of deferred taxes resulting from state tax law change. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the "Act"), the Company calculated its best estimate of the impact of the Act in its 2017 year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of its Annual Report on Form 10-K for fiscal year 2017 and as a result had recorded a provisional $9.2 million reduction in income tax expense in the fourth quarter of 2017. No adjustment was made to the provisional amount as a result of additional information obtained for the nine months ended  September 30, 2018.
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
15. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. There were no anti-dilutive awards during the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, awards that had an anti-dilutive impact on the Company's dilutive earnings per share computation excluded from the weighted average shares outstanding were 21,000 and 29,000, respectively.

Table 15: Details of Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands, except for per share amounts)
Net income	$18,564	$10,987	$54,105	$35,612

Weighted average number of shares outstanding - basic	36,732,746	38,212,869	37,012,536	38,966,575
Effect of dilutive securities:
Restricted stock awards	—	6,852	1,170	7,598
Restricted stock units	89,750	48,175	72,650	54,171
Performance restricted stock units	68,384	58,199	67,231	30,853
Stock options	28,024	19,461	27,800	21,776
Total effect of dilutive securities	186,158	132,687	168,851	114,398
Weighted average number of shares outstanding - diluted	36,918,904	38,345,556	37,181,387	39,080,973

Basic earnings per share	$0.51	$0.29	$1.46	$0.91
Diluted earnings per share	$0.50	$0.29	$1.46	$0.91
16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company's facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the three and nine months ended September 30, 2018 were $0.6 million and $2.2 million, respectively, compared to $0.8 million and $2.5 million for the same periods in 2017, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $22.7 million and $69.5 million for the three and nine months ended September 30, 2018, respectively, compared to $22.0 million and $64.8 million for the three and nine months ended September 30, 2017, respectively.

Table 16: Details of Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
October 1, 2018 - December 31, 2018	$180	$17,958
2019	1,658	47,287
2020	48	46,141
2021	—	28,097
2022	—	25,069
2023	—	12,284
Thereafter	—	53,621
Total	$1,886	$230,457
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of September 30, 2018 and December 31, 2017, the Company had outstanding letters of credit of approximately $1.4 million.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2018 and December 31, 2017, such liabilities were not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.
17. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company's primary reportable segment is wallboard, which represented approximately 97.6% and 97.3% of the Company's revenues for the three and nine months ended September 30, 2018, respectively, compared to 96.8% of the Company's revenues for both the three and nine months ended September 30, 2017, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company's full range of wallboard products.
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

Table 17.1: Segment Reporting
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Net Sales:
Wallboard	$128,101	$112,796	$376,739	$346,466
Other	3,133	3,730	10,565	11,305
Total net sales	$131,234	$116,526	$387,304	$357,771
Operating Income:
Wallboard	$27,551	$19,992	$79,702	$63,402
Other	(580)	(285)	(1,409)	(388)
Total operating income	$26,971	$19,707	$78,293	$63,014
Adjustments:
Interest expense	$(2,549)	$(2,988)	$(7,963)	$(8,966)
Losses from equity investment	(393)	(204)	(1,148)	(29)
Other (expense)/income, net	(29)	146	(256)	(633)
Income before provision for income taxes	$24,000	$16,661	$68,926	$53,386
Depreciation and Amortization:
Wallboard	$11,299	$11,793	$32,016	$34,992
Other	281	264	950	825
Total depreciation and amortization	$11,580	$12,057	$32,966	$35,817

Table 17.2: Details of Net Sales By Geographic Region
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
United States	$125,430	$110,430	$367,917	$334,481
Canada	5,804	6,096	19,387	23,290
Net sales	$131,234	$116,526	$387,304	$357,771

Table 17.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in thousands)
United States	$287,255	$290,324	$654,965	$622,836
Canada	3,415	3,679	17,939	19,098
Total	$290,670	$294,003	$672,904	$641,934

18. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2018 and December 31, 2017, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value. The only assets or liabilities the Company had at September 30, 2018 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Table 18.1: Fair Value Hierarchy - 2018
	As of September 30, 2018
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$697	$—	$697
Commodity derivatives	—	77	—	77
Total assets	$—	$774	$—	$774

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	5	—	5
Total liabilities	$—	$5	$—	$5

Table 18.2: Fair Value Hierarchy - 2017
	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$2,148	$—	$2,148
Commodity derivatives	—	11	—	11
Total assets	$—	$2,159	$—	$2,159

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	613	—	613
Total liabilities	$—	$613	$—	$613

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," "Selected Historical Financial and Operating Data," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2017 filed with the Securities and Exchange Commission on February 23, 2018 (the "2017 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
Our primary reportable segment is wallboard, which accounted for approximately 97.6% and 97.3% of our net sales for the three and nine months ended September 30, 2018, respectively, compared to 96.8% and 96.8% of our net sales for the three and nine months ended September 30, 2017, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 17 to the Consolidated Financial Statements for additional information on our reporting segments.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 73% and 74% for the three and nine months ended September 30, 2018, respectively, compared to 75% and 74% for the same periods of 2017.
Market Outlook
Most forecasts continue to project growth in housing starts. Industry Analysts' forecasts for 2018 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1.26 million to 1.30 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents an increase in the range of 5% and 8% over 2017 housing starts of 1.20 million. We also expect that the R&R and new commercial construction markets will continue to experience moderate growth.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 6.2 billion square feet for the three months ended September 30, 2018, down 1.8% from the same prior year period. For the nine months ended September 30, 2018, industry shipments were 18.8 billion square feet, up 1.4% from the same prior year period. We estimate that industry shipments in the United States for all of 2018 to increase in the low single digits from 25.3 billion square feet in 2017.

Manufacturing Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 63% and 64% of our costs of goods sold for the three and nine months ended September 30, 2018, respectively, compared to 64% for both three and nine months ended September 30, 2017. Depreciation and amortization represented 12% and 11% of our costs of goods sold for the three and nine months ended September 30, 2018, respectively, compared to 13% of our cost of goods sold for both three and nine months ended September, 2017. Distribution costs to deliver products to our customers represented 25% of our costs of goods sold for the three and nine months ended September 30, 2018, compared to 23% for the same periods of 2017.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 67% and 68% of our manufacturing cash costs for the three and nine months ended September 30, 2018, respectively, compared to 70% for both the three and nine months ended September 30, 2017. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 33% and 32% of our manufacturing cash costs for the three and nine months ended September 30, 2018, respectively, compared to 30% for both the three and nine months ended September 30, 2017. Recently we have experienced increases in the costs of production, including for certain raw materials such as gypsum, and in the costs of freight to deliver products to our customers. We expect to experience continued inflationary pressures for the foreseeable future.
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
Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands, except mill net)
Net sales	$131,234	$116,526	$387,304	$357,771
Costs, expenses and other income:
Cost of goods sold	94,306	87,952	279,185	267,393
Selling and administrative	9,957	8,867	29,826	27,364
Total costs and operating expenses	104,263	96,819	309,011	294,757
Operating income	26,971	19,707	78,293	63,014
Other (expense)/income, net	(29)	146	(256)	(633)
Interest expense, net	(2,549)	(2,988)	(7,963)	(8,966)
Income before losses from equity method investment and provision for income taxes	24,393	16,865	70,074	53,415
Losses from equity method investment	(393)	(204)	(1,148)	(29)
Income before provision for income taxes	24,000	16,661	68,926	53,386
Provision for income taxes	(5,436)	(5,674)	(14,821)	(17,774)
Net income	$18,564	$10,987	$54,105	$35,612
Other operating data:
Capital expenditures and software purchased or developed	$7,324	$6,057	$21,120	$14,260
Wallboard sales volume (million square feet)	674	644	2,011	1,941
Mill net sales price (1)	$155.43	$144.90	$153.70	$147.72

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net Sales. Net sales increased by $14.7 million, up 12.6% from $116.5 million for the three months ended September 30, 2017, to $131.2 million for the three months ended September 30, 2018. The increase was primarily attributable to a $10.2 million favorable impact of an increase in the average net selling price for gypsum wallboard at constant exchange rates and a $5.3 million favorable impact of higher wallboard volumes driven by higher demand in the United States. This overall increase was partially offset by an unfavorable impact of $0.6 million related to non-wallboard products and $0.2 million related to foreign currency exchange rates.
Cost of Goods Sold. Cost of goods sold increased $6.3 million, up 7.2% from $88.0 million for the three months ended September 30, 2017, to $94.3 million for the three months ended September 30, 2018. Higher wallboard volumes increased input costs and freight costs by $1.7 million and $0.9 million, respectively. In addition, labor cost and maintenance cost increased cost of goods sold by $2.3 million. Higher per unit freight and input costs increased cost of goods sold by $1.5 million. Depreciation and amortization costs decreased $0.4 million. Changes in other components of cost of goods sold resulted in a net increase of $0.3 million.
Selling and Administrative Expense. Selling and administrative expense increased $1.1 million, up 12.4% from $8.9 million for the three months ended September 30, 2017, to $10.0 million for the three months ended September 30, 2018. The increase was mainly driven by a $0.9 million increase in salary, bonus and stock compensation expenses. The remaining increase was driven by other selling and administrative expense.
Operating Income. Operating income of $27.0 million for the three months ended September 30, 2018 increased by $7.3 million from operating income of $19.7 million for the three months ended September 30, 2017. The increase was primarily attributable to higher volumes and an increase in net selling price, which was partially offset by higher freight per unit costs and higher labor and maintenance costs.
Other (Expense)/income, Net.  Other (expense)/income, net, increased expense by $0.1 million for three months ended September 30, 2018 due to foreign currency exchange loss.
Interest Expense, Net. Interest expense was $2.5 million for the three months ended September 30, 2018, a decrease of $0.5 million from $3.0 million for the three months ended September 30, 2017. The decrease was primarily driven by a $0.3 million increase in investment income and a $0.2 million increase in capitalized interest as a result of capital spending. The rise in LIBOR rate was offset by the terminated interest rate swap gain amortization and lower average outstanding borrowings during third quarter 2018 compared to prior year quarter and a lower interest rate spread over LIBOR following the debt repricing on December 6, 2017. See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.
Provision for Income Taxes. Provision for income taxes decreased by $0.3 million to $5.4 million for three months ended September 30, 2018, compared to $5.7 million for the same period of 2017. The lower provision for income taxes was primarily driven by a decrease in certain state taxes as a result of new legislation passed in the second quarter and the federal tax rate from the 2017 tax reform. These regulatory changes resulted in an effective tax rate of approximately 22.7% during the three months ended September 30, 2018 as compared to 34.1% during the three months ended September 30, 2017. This decrease in the effective tax rate was partially offset by the higher pretax income.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales. Net sales increased by $29.5 million, up 8.2% from $357.8 million for the nine months ended September 30, 2017, to $387.3 million for the nine months ended September 30, 2018. The increase was primarily attributable to a favorable impact of $17.4 million due to an increase in the average net selling price for gypsum wallboard at constant exchange rates and a $12.5 million favorable impact of higher wallboard volumes driven by higher demand in the United States. In addition, there was a $0.4 million favorable impact of changes in foreign currency exchange rates. This overall increase was partially offset by a decrease in net sales of non-wallboard products of $0.8 million.
Cost of Goods Sold. Cost of goods sold increased $11.8 million, up 4.4% from $267.4 million for the nine months ended September 30, 2017, to $279.2 million for the nine months ended September 30, 2018. Higher wallboard volumes increased input costs and freight costs by $4.1 million and $2.2 million, respectively. In addition, labor cost and maintenance costs increased cost of goods sold by $4.6 million. Higher per unit freight and input costs increased cost of goods sold by $2.4 million. Depreciation and amortization decreased cost of goods sold by $2.2 million. Changes in other components of cost of goods sold resulted in a net increase of $0.7 million.

Selling and Administrative Expense. Selling and administrative expense increased $2.4 million, up 8.8% from $27.4 million for the nine months ended September 30, 2017, to $29.8 million for the nine months ended September 30, 2018. The increase was driven by a $1.9 million increase in salary, bonus and stock compensation expenses. The remaining increase was driven by other selling and administrative expense.
Operating Income. Operating income of $78.3 million for the nine months ended September 30, 2018 increased by $15.3 million from operating income of $63.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher volumes and an increase in net selling price, which was partially offset by higher freight per unit costs and higher labor and maintenance costs.
Other Expense, Net.  Other expense, net, was $0.3 million for the nine months ended September 30, 2018 compared to other expense, net, of $0.6 million for the nine months ended September 30, 2017. The change mainly reflects the impact of non-recurring costs of $0.7 million related to the debt repricing in the first quarter 2017, which was partially offset by the impact of changes in foreign exchange transactions. See Note 9 to the Consolidated Financial Statements for further details on the repricing.
Interest Expense, Net. Interest expense was $8.0 million for the nine months ended September 30, 2018, a decrease of $1.0 million from $9.0 million for the nine months ended September 30, 2017. The decrease was primarily driven by a $0.7 million increase in investment income and a $0.5 million increase in capitalized interest as a result of capital spending. The rise in LIBOR rate was offset by lower average outstanding borrowings during the nine months of 2018 compared to prior year period, a lower interest rate spread over LIBOR following the debt repricing on December 6, 2017, and by the terminated interest rate swap gain amortization. See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.
Provision for Income Taxes. Provision for income taxes decreased $3.0 million to $14.8 million for the nine months ended September 30, 2018, compared to $17.8 million for the same period of 2017. The lower provision for income taxes was primarily driven by a decrease in certain state taxes as a result of new legislation passed in the second quarter and the federal tax rate from the 2017 tax reform. These regulatory changes resulted in an effective tax rate of approximately 21.5% during the nine months ended September 30, 2018 as compared to 33.3% during the nine months ended September 30, 2017. This decrease in the effective tax rate was partially offset by the higher pretax income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. As of September 30, 2018, we had $105.5 million in cash and cash equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our revolving credit facilities and the ability to obtain alternative sources of financing. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M2: Net Change in Cash and Cash Equivalents
	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Net cash provided by operating activities	$84,054	$75,092
Net cash used in investing activities	(21,075)	(15,548)
Net cash used in financing activities	(29,864)	(51,839)
Effect of foreign exchange rates on cash and cash equivalents	(184)	707
Net change in cash and cash equivalents	$32,931	$8,412
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $84.1 million and $75.1 million, respectively. The increase of $9.0 million in 2018 compared to 2017 was primarily driven by an increase in operating income, primarily from higher revenues, partially offset by a decrease in cash from changes in working capital related to a larger build up of finished goods and paper inventory during 2018 compared to 2017.

Net Cash Used In Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $21.1 million, compared to $15.5 million for the nine months ended September 30, 2017. The increase in investing activities for the nine months ended September 30, 2018 primarily reflects an aggregate of $21.1 million in capital expenditures and software purchased or developed, compared to $14.3 million for 2017.
Net Cash Used In Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 was $29.9 million, compared to $51.8 million for nine months ended September 30, 2017. The decrease in financing activities for the nine months ended September 30, 2018 primarily reflects an aggregate of $27.4 million deployed to repurchase common stock, compared to $49.1 million for 2017. See Note 11 to the Consolidated Financial Statements for more detailed discussion of share repurchase activity. During the nine months ended September 30, 2017, we refinanced our amended and restated credit agreement, resulting in a net outflow of $0.6 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of the repricing. We made principal payments on our outstanding debt of $2.0 million for both the nine months ended September 30, 2018 and 2017.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The 2017 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2017 Form 10-K have not changed materially during the nine month period ended September 30, 2018.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended September 30, 2018 to the risk factors previously disclosed in the 2017 Form 10-K.
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

Common Stock Repurchase Activity During the Three Months Ended September 30, 2018
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	$—	—	$172,116,117
August 1 - August 31, 2018	13,300	37.34	13,300	171,619,467
September 1 - September 30, 2018	63,300	37.38	63,300	169,253,003
Total	76,600	$37.38	76,600
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

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	November 9, 2018
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	November 9, 2018
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)