Form 10-K
period 2018-12-31
Continental Building Products, Inc.
filed 2019-02-22
CIK 1592480

As filed with the Securities and Exchange Commission on February 22, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes    ☐    No    ☒
As of February 21, 2019, the registrant had outstanding 35,593,775 shares of the registrant's common stock, which amount excludes 9,262,253 shares of common stock held by the registrant as treasury shares.
The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,159.4 million, based upon the last reported sales price for such date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to certain sections in the registrant's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

PART I
Item 1. Business
Unless otherwise specified, references in this Annual Report on Form 10-K to "our," "we," "us," the "Company" and "our business" refer to Continental Building Products, Inc., in each case together with its consolidated subsidiaries.
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
Our manufacturing facilities and sales efforts are concentrated in the eastern United States and eastern Canada. We estimate that in 2018 our market share in the United States east of the Mississippi River, a market which accounted for more than 55% of total U.S. wallboard demand, was approximately 18%, and our share is significantly higher in many of the major metropolitan areas within a shipping radius of 300 miles of our facilities, which include New York, Miami, Tampa, Orlando, Cincinnati, Cleveland, Columbus, Indianapolis, Nashville, Jacksonville and Hartford.
We estimate that new residential and R&R construction accounted for more than 80% of 2018 industry wallboard demand. Demand for gypsum wallboard is cyclical and closely follows construction industry cycles, particularly housing construction. For example, U.S. housing starts fell from a peak of 2.1 million in 2005 to a 50-year low of 554,000 in 2009. Correspondingly, U.S. wallboard consumption declined by more than 50% from 36.2 billion square feet, or bsf, in 2005 to a low of 17.1 bsf in 2010. Recently, the U.S. housing market has experienced moderate growth. According to the U.S. Census Bureau, U.S. housing starts reached 1.17 million in 2016 and 1.20 million in 2017. According to the February 2019 Blue Chip Economic Indicators report housing starts are estimated to be 1.26 million in 2018. This drove wallboard consumption to 24.7 bsf, 25.3 bsf and 24.9 bsf, for 2016, 2017 and 2018, respectively. We believe that there is room for continued improvement in housing starts. Housing starts have averaged 1.44 million over the past 50 years, which is approximately 14% greater than the 2018 starts of 1.26 million.
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
Continental Building Products, Inc. was founded in 2013 when it was acquired from Lafarge North America. Prior to that, it operated as the gypsum division of Lafarge North America from 1996 to 2013. Lafarge North America founded its U.S. wallboard business in 1996 when it acquired two manufacturing facilities, including our Buchanan plant, from Georgia Pacific.
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
We regularly achieve high rankings in customer service surveys and have received numerous "supplier of the year" awards from major customers. We consistently provide a high level of service to our customers through a combination of product availability and quality, on-time delivery, and timely and accurate invoicing. We sell our products through several different channels, including gypsum wallboard distributors, buying groups, wholesalers and mass merchants. Lowes, our largest customer, represented 13%, 14% and 15% of our net sales in the years ended December 31, 2018, 2017 and 2016, respectively. Foundation Building Materials represented 11% of our net sales in the years ended December 31, 2018 and 2017. L&W represented 10% of our net sales in the year ended December 31, 2018. No other customer represented more than 10% of our net sales in any of the years ended December 31, 2018, 2017 and 2016.
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
Gypsum can be either natural or synthetic. We use predominantly synthetic gypsum in our wallboard products, which we believe enhances our manufacturing quality and consistency, reduces production costs and provides important environmental benefits relative to natural gypsum. Synthetic gypsum is principally produced through a process known as flue gas desulfurization, or FGD. The FGD process typically takes place in scrubbing towers in coal-fired power plants. Our strategically positioned plants provide us with two key benefits: cost-effective access to our primary supplies of synthetic gypsum, which reduces our inbound transportation costs, and close proximity to many major metropolitan areas, which decreases our product delivery costs. Natural gypsum is a mineral mined in select areas throughout North America.
We purchase the majority of our synthetic gypsum supplies from coal-fired power plants with operations near, or easily accessible to, our wallboard facilities. To secure our primary supplies of synthetic gypsum, we have entered into long-term agreements with major suppliers with remaining terms (with extensions) ranging from approximately 10 years to 31 years. Our supply contracts typically provide for a base price with escalation provisions. We supplement our long term gypsum supply agreements with a variety of shorter term agreements, including spot market purchases and short term agreements with terms that extend for several years. Each of our plants obtains its gypsum from multiple sources. Our current supply agreements fulfill our current gypsum requirements. We believe that we would be able to purchase additional synthetic gypsum on the open market to the extent any production increases require it.
Our Seven Hills joint venture with WestRock Company, or WestRock, provides us with a reliable source of high-quality paperboard liner required for consistent wallboard production. We therefore have a long-term supply agreement that fulfills most of our current paper requirements. The Seven Hills joint venture has the capacity to supply us with approximately 80% of our paper needs at our full capacity.
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
Although gypsum wallboard remains a regional industry, consolidation in the industry has resulted in increased market share for certain industry participants, including us. In 1997 there were thirteen gypsum wallboard producers, compared to seven in 2018. This consolidation has occurred almost entirely amongst the smaller producers. Since 1997, our national market share has grown from 3% to 11%.
Seasonality
Sales of our wallboard products are, similar to many building products, seasonal in that sales are generally slightly higher from spring through autumn when construction activity is greatest in our markets.
Employees
We had 645 employees as of December 31, 2018. Some of our employees at our Buchanan wallboard plant, representing approximately 12% of our workforce, are represented by two unions. The collective bargaining agreements with these two unions will expire on November 30, 2020. Our remaining employees are non-union. We believe our relationships with both our union and non-union employees are good.
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
Our manufacturing processes for wallboard use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. Enactment of new climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of additional regulations by the EPA and analogous state or Canadian governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a material adverse effect on our business, financial condition and results of operations. From time to time, legislation has been introduced proposing a "carbon tax" on energy use or establishing a so-called "cap and trade" system. Such legislation would likely increase the cost of energy and therefore could materially increase our manufacturing costs. See Risk Factors for information regarding the possible effects that compliance with environmental laws and regulations may have on our business and operating results.
Segment Information
See Note 17 to the Consolidated Financial Statements for net sales and other financial information pertaining to our Wallboard segment.
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
Historically, demand for the products that we manufacture has been closely correlated with new residential construction in the United States and Canada and, to a lesser extent, commercial construction and R&R activity, all of which are cyclical in nature. Accordingly, our business is also cyclical and subject to changes in general economic conditions, and we may incur losses during cyclical downturns. For example, from 2008 to 2014, new residential construction activities were at their lowest levels since 1949 and, correspondingly, demand for the products that we manufacture was weak, and prices fell significantly across the industry. Although conditions have improved in recent years, there is uncertainty regarding the extent and sustainability of the current expansion in such construction activity and resulting product demand levels. Demand for new residential construction is influenced by mortgage availability and interest rates, employment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, rental prices, housing inventory levels, consumer confidence, seasonal weather factors and other general economic factors. Our growth prospects depend, to a significant extent, on the degree to which conditions in the residential construction market continue to improve in the future. We cannot control the foregoing and, as a result, our business, financial condition and results of operations may vary materially in response to market conditions and changes in the supply and demand balance for our primary products.
If our coal-fired power plant synthetic gypsum suppliers convert to natural gas or reduce or cease operations, our supply of synthetic gypsum could be constrained and our business, financial condition and results of operations may be materially and adversely affected.
Most of the gypsum used in our plants is synthetic gypsum. Most synthetic gypsum is a coal-combustion residual, resulting from flue gas desulfurization, carried out by electric generation plants burning coal as a fuel, although other industrial activities can also produce synthetic gypsum. The suppliers of synthetic gypsum are primarily power companies. As a result of the increase in coal price relative to natural gas and other reasons, some power companies have ceased operations or reduced power generation at certain high cost coal fired plants or at plants that are not compliant with current or anticipated environmental laws or have converted such plants to using natural gas instead of coal for their electric generation needs. On September 28, 2017, Seminole Electric Cooperative, Inc. announced plans to remove one of its two coal fired electrical generating units located at a plant that currently supplies our Palatka, Florida plant with synthetic gypsum, and to build a natural gas fired unit at its plant, effective approximately five years from the date of the announcement and there can be no assurances we will be able to obtain alternative supplies of gypsum to replace what we currently source from Seminole at a cost we consider acceptable. Additionally, existing or future changes in environmental regulations could make it more difficult or costly for power providers or industrial plants to burn coal. In the event any of the power companies with which we have synthetic gypsum supply agreements, for these or other reasons, reduce their power generation, convert to using natural gas instead of coal or cease operations completely, our access to synthetic gypsum may be constrained or the cost to obtain gypsum could increase. We could incur substantial costs in connection with any significant reduction in the availability of synthetic gypsum, including costs to install equipment capable of processing natural gypsum and costs to substitute natural gypsum for synthetic gypsum, which could have an adverse effect on our business, financial condition and results of operations. In that event, there can be no assurance that we could find alternative sources of synthetic gypsum in reasonable quantities or at reasonable prices.
Significant changes in the cost and availability of transportation could adversely affect our business, financial condition and results of operations.
Because manufacturers are responsible for delivering wallboard to their customers in our industry, transportation costs associated with the delivery of our wallboard products are a significant portion of our variable costs. Increases in the cost of fuel or energy can result in increases in the cost of transportation, which could materially and adversely affect our operating profits. In recent years there has been a shortage of truck drivers, which has led to higher trucker salaries and higher freight rates and greater difficulty securing the trucking needed to service our customers. Reductions in the availability or increases in the costs of certain modes of transportation, such as trucking or rail, could limit our ability to deliver our products in a cost-effective manner or at all and therefore materially and adversely affect our operating profits.
The competitive labor market has resulted in high employee turnover, which may affect performance, and our business, financial condition and results of operations may be materially and adversely affected.
In recent years the competitive labor market has resulted in relatively high employee turnover at certain of our plants. The higher employee turnover may result in lower plant performance, a higher likelihood of us being unable to supply customer demand, overall higher labor costs and other disruptions, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
The loss of sales to any significant customer or a significant group of customers could have a material adverse effect on our business, financial condition and results of operations.
For the years ended December 31, 2018, 2017 and 2016, Lowe's accounted for 13%, 14% and 15% of our net sales, respectively. Foundation Building Materials accounted for 11% of our net sales in each of December 31, 2018 and 2017. L&W accounted for 10% of our net sales in the year ended December 31, 2018. If any of these or other significant customers or a significant group of customers reduces, delays or cancels a substantial number of orders, our business, financial condition and results of operations may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
Because we do not have binding long-term purchasing agreements with Lowe's, Foundation Building Materials, or L&W, there can be no assurance that they will continue to purchase products from us at current levels or at all.
If we cannot effectively compete in our markets, our business, financial condition and results of operations may be materially and adversely affected.
Many of the wallboard products sold by our competitors are close substitutes for our products and there is excess wallboard production capacity in the United States. Because of these and other factors, competition among manufacturers is based in large part on price, as well as service, quality and range of products. Actions of our competitors, or the entry of new competitors into our markets, could lead to lower pricing in an effort to maintain our customer base and could also lead to lower sales volumes. At times, the price for any one or more of the products that we produce may fall below our production costs, requiring us to either incur losses on product sales or cease production of one or more of our product lines or at one or more of our manufacturing facilities. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition and results of operations.
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
Any downtime or facility damage could prevent us from meeting customer demand for our products or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in decreased customer satisfaction and lower sales and net income. During periods of downtime, customers may choose to source from our competitors and may not return to purchase product from us when operations commence again. Because we operate at a limited number of facilities, the effects of any particular shutdown or facility damage could be significant to our operations as a whole and pronounced in the markets near the facility affected.
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
We also use substantial quantities of other raw materials including gypsum, paperboard liner, starch and other manufacturing additives. The cost of certain of these raw materials has been volatile, and the cost of delivered gypsum has risen in recent years and is expected to continue to rise. Because we do not hedge any of these costs, significant increases in the cost or changes in the availability of one or more of these raw materials could materially and adversely affect our business, financial condition and results of operations.

We and our suppliers are subject to environmental and safety laws and regulations and these laws and regulations may change. These laws and regulations could cause us or our suppliers to make modifications to how we or they manufacture and price our or their products. These laws could also require that we or our suppliers make significant capital investments or otherwise increase our or their costs.
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
It is difficult to accurately predict whether or when currently proposed or additional laws and regulations regarding emissions and other environmental concerns will be enacted or what capital expenditures might be required as a result of them. Stricter regulation of emissions might require us or our suppliers to install emissions control or other equipment at some or all of our or their manufacturing facilities, requiring significant additional capital investments. Any such laws, regulations or regulatory changes could result in higher costs that could have a material and adverse effect on our business, financial condition or results of operations.
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
Our key management personnel are important to our success. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. Additionally, because of our relatively flat organizational structure, there is a relatively limited pool of internal candidates for key management positions. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, financial condition and results of operations.

We are subject to cybersecurity risks that could adversely affect us, and we may incur increasing costs in an effort to minimize those risks.

Our business relies on systems, including those of third parties with whom we do business. Our systems and those of our third parties we work with have been and may in the future be subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber-attacks that include phishing-attacks, ransomware, malware, and hacking. Although no incidents to date have been material, breach of our systems or those of third parties with whom we do business could compromise our confidential information and that of our customers or employees, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation, significant legal and financial exposure, loss of intellectual property and reputational damage.

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
A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers' needs. A plant shutdown or a substantial modification to employment terms could negatively impact us. Approximately 12% of our 645 employees were unionized as of December 31, 2018. The current collective bargaining agreements with our unionized employees at our Buchanan plant expire on November 30, 2020. We cannot assure you that we will be able to negotiate new collective bargaining agreements on the same or similar terms as those in the current agreements, or at all, without production interruptions, including labor stoppages. In the past, we have experienced union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances in which we must compete for employees with necessary skills and experience or in tight labor markets. Any such cost increases, work stoppages or disruptions could limit production, sales volumes and profitability and have a material adverse effect on our business, financial condition, and results of operations.
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
Our subsidiary, Continental Building Products Operating Company, LLC, or OpCo, is a party to an amended and restated credit agreement that was entered into in August of 2016 or the Amended and Restated Credit Agreement that provided for a $275.0 million senior secured term loan facility, or the Term Loan, and a $75.0 million senior secured revolving credit facility, or the Revolver. As of December 31, 2018, $252.7 million was outstanding under the Term Loan and no loans were outstanding under the Revolver. We also had $16.2 million in loans outstanding in connection with industrial revenue bond financings that we completed relating to our Silver Grove and Palatka plant, or the Industrial Revenue Bonds. We may incur substantial additional debt in the future. The Amended and Restated Credit Agreement, the Industrial Revenue Bonds, and other debt instruments we may enter into in the future, may have important consequences, including the following:

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
The terms of our indebtedness impose operating and financial restrictions on us.
The Amended and Restated Credit Agreement and the Industrial Revenue Bonds contain a number of significant restrictions and covenants that generally limit our ability to, among other things:

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
The Amended and Restated Credit Agreement and the Industrial Revenue Bonds limit our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The Amended and Restated Credit Agreement and the Industrial Revenue Bonds also require OpCo and its restricted subsidiaries to maintain a specific total leverage ratio in certain circumstances. See Note 9 to the Consolidated Financial Statements for more information regarding the terms of the Amended and Restated Credit Agreement and the Industrial Revenue Bonds.
Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or the inability to comply with required financial ratios in the Amended and Restated Credit Agreement and the Industrial Revenue Bonds could result in a default, in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the Amended and Restated Credit Agreement and the Industrial Revenue Bonds, and the lenders accelerate the amounts outstanding thereunder, our business, financial condition and results of operations would be adversely affected.
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

•	prevent stockholders from calling special meetings;

•	prevent stockholders from acting by written consent;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the board of directors and for stockholder proposals;

•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•	establish a classified board of directors with staggered three-year terms through the date of the 2020 annual meeting
These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquiror may offer a premium price for our common stock.
We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our equity incentive plan permits vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our existing indebtedness, and other debt instruments we may enter into in the future, may include provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own the real property on which each of our wallboard manufacturing facilities and joint compound finishing products facilities are located. The address of our corporate headquarters is currently 12950 Worldgate Drive, Suite 700, Herndon, VA 20170, in approximately 19,500 square feet of leased office space.
Wallboard Manufacturing Facilities
We believe that our wallboard facilities are some of the largest and most modern in North America, resulting in productivity levels among the highest in the industry. Our facilities operate at production speeds that are significantly faster than the industry average. Each of our facilities is able to produce a full range of our wallboard products. In 2018, our utilization rate across all of our wallboard facilities was approximately 83%. Each of our wallboard manufacturing facilities is subject to a mortgage under the Amended and Restated Credit Agreement. Each of our wallboard manufacturing facilities is described in further detail below.
Silver Grove
Our Silver Grove facility is located on the Ohio River in the township of Silver Grove, Kentucky, just outside of Cincinnati, Ohio. The design capacity for Silver Grove is 1.8 bsf (billion square feet) per year, which we believe makes it the largest wallboard facility in North America.
Palatka
Our Palatka facility is located approximately 50 miles southwest of Jacksonville, Florida, near the I-95 corridor. The design capacity of the Palatka facility is 0.9 bsf per year.
Buchanan
The Buchanan facility is located on the Hudson River, approximately 40 miles north of Manhattan and has a capacity of 0.7 bsf per year.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol CBPX. As of February 21, 2019, there were 3 holders of record of our common stock.
We have not declared or paid cash dividends on our common stock since the Initial Public Offering and we have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our debt agreements and other factors that our board of directors deems relevant. Our Amended and Restated Credit Agreement and Industrial Revenue Bonds contain, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
The information below represents the high and low sales prices per share of our common stock for the periods indicated below, as reported on the NYSE:

	Sales Prices
	Common Stock Voting
	High	Low
	(per share)
2018
Fourth Quarter	$38.42	$24.13
Third Quarter	39.60	31.05
Second Quarter	32.75	25.70
First Quarter	31.00	25.51
2017
Fourth Quarter	$28.55	$25.00
Third Quarter	26.20	21.00
Second Quarter	25.75	22.88
First Quarter	26.53	21.80

The graph below compares the cumulative total shareholder return since inception with S&P Midcap 400 Index and the Dow Jones Building Materials & Fixtures Index. The graph assumes that the value of the investment in our common stock was $100 on February 5, 2014 and that all dividends were reinvested.
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
Since the initial authorization, the Company announced expansions and extensions of its stock repurchase program. The most recent authorization on February 21, 2018 expanded the program to a total of $300 million and also extended the expiration date to December 31, 2019. See Note 11 to the Consolidated Financial Statements for additional information on the common stock repurchase activity during the years ended December 31, 2018, 2017 and 2016.

Common Stock Repurchase Activity During the Three Months Ended December 31, 2018
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2018	241,384	$33.72	241,384	$161,113,311
November 1 - November 30, 2018	389,559	28.88	389,559	149,863,223
December 1 - December 31, 2018	698,478	27.03	698,478	130,985,613
Total	1,329,421	$28.79	1,329,421

Item 6. Selected Financial Data
The selected consolidated financial data presented below should be reviewed in conjunction with the audited consolidated financial statements and related notes and with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Results of Operations:
Net sales	$528,060	$489,163	$461,375	$421,682	$424,502
Cost of goods sold	380,381	361,825	336,317	312,840	330,173
Gross profit	147,679	127,338	125,058	108,842	94,329
Selling and administrative	40,365	37,753	37,918	34,891	33,568
Long Term Incentive Plan funded by Lone Star	—	—	—	29,946	—
Operating income	107,314	89,585	87,140	44,005	60,761
Other expense, net	(678)	(1,196)	(5,963)	(751)	(5,644)
Interest expense, net	(10,269)	(11,788)	(13,590)	(16,432)	(29,069)
Income before losses from equity method investment and provision for income tax	96,367	76,601	67,587	26,822	26,048
Losses from equity method investment	(1,522)	(187)	(736)	(750)	(113)
Income before provision for income taxes	94,845	76,414	66,851	26,072	25,935
Provision for income taxes	(20,601)	(16,566)	(22,827)	(9,336)	(10,044)
Net income	74,244	59,848	44,024	16,736	15,891
Foreign currency translation adjustment	(1,391)	1,142	514	(3,099)	(1,939)
Net unrealized gains/(losses) on derivatives, net of tax	437	(382)	1,418	811	(867)
Other	—	—	—	7	—
Other comprehensive income	$73,290	$60,608	$45,956	$14,455	$13,085

Other financial data:
Capital expenditures	$30,759	$22,042	$12,147	$10,029	$9,638

Period End Balances:
Cash and cash equivalents	$102,633	$72,521	$51,536	$14,729	$15,627
Property, plant and equipment, net	288,368	294,003	307,838	326,407	353,652
Total assets	672,381	641,934	634,749	634,968	700,981
Long-term debt	261,886	263,610	264,620	286,543	294,616
Total liabilities	344,634	323,908	325,737	334,202	397,608
Total equity / net Parent investment	327,747	318,026	309,012	300,766	303,373

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2018, 2017 and 2016 included in Item 8. Financial Statements and Supplementary Data.
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
Our primary reportable segment is wallboard, which accounted for approximately 97.4%, 96.9% and 97.0% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 17 to the Consolidated Financial Statements for additional information on our reporting segments.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 73% for the year ended December 31, 2018, compared to 76% and 75% for the years ended December 31, 2017 and 2016, respectively.
Market Outlook
Most forecasts continue to project growth in housing starts. Industry Analysts' forecasts for 2019 housing starts in the United States included in the February 2019 Blue Chip Economic Indicators are 1.21 million to 1.31 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents an increase and decrease of 4% over the preliminary estimate of 2018 housing starts of 1.26 million. We also expect that the R&R and new commercial construction markets will continue to experience moderate growth.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 24.9 billion square feet, 25.3 billion square feet and 24.7 billion square feet for the years ended December 31, 2018, 2017 and 2016, respectively. The 2018 numbers were down 1.7% when compared to 2017, and 2017 numbers were up approximately 2.4% from 2016. We estimate that industry shipments in the United States for all of 2019 will increase in percentage by low single digits from 24.9 billion square feet in 2018.

Distribution and Manufacturing Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% of our costs of goods sold for the year ended December 31, 2018, compared to 65% and 63% for years ended December 31, 2017 and 2016, respectively. Depreciation and amortization represented 11% of our costs of goods sold for the year ended December 31, 2018, compared to 12% and 13% of our cost of goods sold for the years ended December, 2017 and 2016, respectively. Distribution costs to deliver products to our customers represented 25% of our costs of goods sold for the year ended December 31, 2018, compared to 23% and 24% for the years ended December 31, 2017 and 2016. Recently we have experienced increases in the costs of freight to deliver products to our customers as a result of capacity issues in the trucking industry. We expect to experience continued inflationary pressures on these costs for the foreseeable future.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 68% of our manufacturing cash costs for the year ended December 31, 2018, compared to 70% and 68% for the years ended December 31, 2017 and 2016, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 32% of our manufacturing cash costs for the year ended December 31, 2018, compared to 30% and 32% for the years ended December 31, 2017 and 2016. Recently we have experienced increases in the costs of gypsum related to the need to source from additional suppliers at higher delivered costs. We expect to experience continued inflationary pressures on these costs for the foreseeable future.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the paper supply agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 80% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms. We also purchase additional paper on the spot market or under short term contracts at competitive prices. See Note 7 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.
Results of Operations

Table M1: Results of Operations
	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except mill net)
Net sales	$528,060	$489,163	$461,375
Cost of goods sold	380,381	361,825	336,317
Gross profit	147,679	127,338	125,058
Selling and administrative	40,365	37,753	37,918
Operating income	107,314	89,585	87,140
Other expense, net	(678)	(1,196)	(5,963)
Interest expense, net	(10,269)	(11,788)	(13,590)
Income before losses from equity method investment and provision for income taxes	96,367	76,601	67,587
Losses from equity method investment	(1,522)	(187)	(736)
Income before provision for income taxes	94,845	76,414	66,851
Provision for income taxes	(20,601)	(16,566)	(22,827)
Net income	$74,244	$59,848	$44,024
Other operating data:
Capital expenditures and software purchased or developed	$30,759	$22,042	$12,147
Wallboard sales volume (million square feet)	2,736	2,666	2,560
Mill net sales price (1)	$153.83	$146.92	$143.83

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Net Sales - 2018 vs. 2017. Net sales increased by $38.9 million, up 8.0% from $489.2 million for the year ended December 31, 2017, to $528.1 million for the year ended December 31, 2018. The increase was primarily attributable to a favorable impact of $27.5 million due to a higher average net selling price for gypsum wallboard at constant exchange rates and a $12.5 million favorable impact of higher wallboard volumes. In addition, there was a $0.2 million favorable impact of changes in foreign currency exchange rates. This overall increase was partially offset by a decrease in net sales of non-wallboard products of $1.3 million.
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
Cost of Goods Sold - 2018 vs. 2017. Cost of goods sold increased $18.6 million, up 5.1% from $361.8 million for the year ended December 31, 2017, to $380.4 million for the year ended December 31, 2018. Higher per unit freight and input costs increased cost of goods sold by $7.8 million. Labor cost and maintenance costs increased cost of goods sold by $6.1 million. In addition, higher wallboard volumes increased input costs and freight costs by $4.1 million and $2.2 million, respectively. Depreciation and amortization decreased cost of goods sold by $2.1 million. Changes in other components of cost of goods sold resulted in a net increase of $0.5 million.
Cost of Goods Sold - 2017 vs. 2016. Cost of goods sold increased $25.5 million, up 7.6% from $336.3 million for the year ended December 31, 2016, to $361.8 million for the year ended December 31, 2017. The increase was primarily driven by higher per unit input costs which increased cost of goods sold by $13.7 million. Higher wallboard volumes increased input costs and freight costs by $5.6 million and $3.3 million, respectively. In addition, during the period both labor costs and non-wallboard manufacturing costs increased by $2.9 million and $1.3 million, respectively. The overall increase was partially offset by a $0.8 million decrease in maintenance expenses, $0.3 million decrease in depreciation costs and a $0.2 million decrease due to lower per unit freight costs.
Selling and Administrative Expense - 2018 vs. 2017. Selling and administrative expense increased $2.6 million, up 6.9% from $37.8 million for the year ended December 31, 2017, to $40.4 million for the year ended December 31, 2018. The increase was driven by an increase in salary, bonus and stock compensation expenses.
Selling and Administrative Expense - 2017 vs. 2016. Selling and administrative expense decreased $0.1 million, down 0.3% from $37.9 million for the year ended December 31, 2016, to $37.8 million for the year ended December 31, 2017. Associate costs decreased $0.3 million offset by an increase in professional services of $0.2 million.
Operating Income - 2018 vs. 2017. Operating income of $107.3 million for the year ended December 31, 2018 increased by $17.7 million from operating income of $89.6 million for the year ended December 31, 2017. The increase was primarily attributable to higher volumes and an increase in net selling price, which was partially offset by higher freight per unit costs and higher labor and maintenance costs.
Operating Income - 2017 vs. 2016. Operating income of $89.6 million for the year ended December 31, 2017 increased by $2.5 million from operating income of $87.1 million for the year ended December 31, 2016. The increase was primarily attributable to higher volumes and an increase in net selling price, which was partially offset by higher input and labor costs.
Other Expense, Net - 2018 vs. 2017.  Other expense, net, was $0.7 million for the year ended December 31, 2018 compared to other expense, net, of $1.2 million for the year ended December 31, 2017. The change mainly reflects the impact of non-recurring costs of $1.2 million related to the debt repricing in the first quarter of 2017 and $0.3 million of fees written off as a result of partial debt extinguishment of the Term Loan in 2018, which were partially offset by the impact of changes in foreign exchange transactions. See Note 9 to the Consolidated Financial Statements for further details on the debt repricing.
Other Expense, Net - 2017 vs. 2016.  Other expense, net, was $1.2 million for the year ended December 31, 2017 compared to other expense, net, of $6.0 million for the year ended December 31, 2016. These amounts mainly reflect the non-recurring costs related to the debt refinancing. The impact of debt refinancing was $1.2 million for the year ended December 31, 2017 compared to $5.8 million in 2016. See Note 9 to the Consolidated Financial Statements for further details on the refinancing.
Interest Expense, Net - 2018 vs. 2017. Interest expense, net, was $10.3 million for the year ended December 31, 2018, a decrease of $1.5 million from $11.8 million for the year ended December 31, 2017. The decrease was primarily driven by a $1.1 million increase in interest income on short term liquid investments, a $0.8 million decrease in interest expense on our Term Loan primarily related to the 2017 repricing, a $0.7 million decrease related to additional capitalized interest on larger capital projects and $0.2 million decrease related to lower average outstanding loan balance in 2018 compared to 2017. These decreases were partially offset by a $1.3 million increase on the unhedged portion of the term debt as a result of the rise in LIBOR.
See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.
Interest Expense, Net - 2017 vs. 2016. Interest expense, net, was $11.8 million for the year ended December 31, 2017, a decrease of $1.8 million from $13.6 million for the year ended December 31, 2016, reflecting lower average outstanding borrowings during 2017 compared to 2016 and the lower interest rate spread over LIBOR following the debt refinancing in August 2016 and repricing in February and December of 2017. This decrease was partially offset by the rise in LIBOR. See Note 9 to the Consolidated Financial Statements for further details on the refinancing.
Provision for Income Taxes - 2018 vs. 2017. Provision for income taxes increased $4.0 million to $20.6 million for the year ended December 31, 2018, compared to $16.6 million in the prior period. The effect of the decrease in federal tax rate from 35% to 21% partially offset by the loss of the domestic production activities deduction, resulted in a decrease of approximately $8.9 million, while the one-time adjustment to deferred taxes in 2017 resulted in an increase of $9.2 million. The remaining decrease of $0.2 million is attributable to changes in state apportionment and effects of Canadian losses. The $18.4 million increase in pretax income resulted in an approximate increase of $3.9 million.
Provision for Income Taxes - 2017 vs. 2016. Provision for income taxes decreased $6.2 million to $16.6 million for the year ended December 31, 2017, compared to $22.8 million in the prior period. The decrease was mainly driven by the $9.2 million adjustment to deferred taxes as a result of the tax law enacted on December 22, 2017, which required us to remeasure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. This tax benefit was partially offset by a higher provision for income taxes driven by higher pretax income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. As of December 31, 2018, we had $102.6 million in cash and cash equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M2: Net Change in Cash and Cash Equivalents
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$130,818	$101,667	$116,267
Net cash used in investing activities	(30,869)	(23,471)	(11,641)
Net cash used in financing activities	(69,226)	(57,833)	(68,044)
Effect of foreign exchange rates on cash and cash equivalents	(611)	622	225
Net change in cash and cash equivalents	$30,112	$20,985	$36,807
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $130.8 million, $101.7 million and $116.3 million, respectively. The increase of $29.2 million in 2018 compared to 2017 was primarily driven by an increase in operating income, primarily from higher revenues and an improvement in working capital of $9.7 million. The decrease of $14.6 million in 2017 compared to 2016 was primarily driven by a decrease in cash from changes in working capital of $14.9 million, primarily an increase in receivables. The increase in receivables in 2017 as compared to 2016 was consistent with the increase in revenues between periods. Other changes in working capital between 2016 and 2017 were due to timing of receipts and payments.

Net Cash Used In Investing Activities
Net cash used in investing activities for the year ended December 31, 2018 was $30.9 million, compared to $23.5 million and $11.6 million for the 2017 and 2016, respectively. The increase in investing activities for the year ended December 31, 2018 primarily reflects an aggregate of $30.8 million in capital expenditures and software purchased, compared to $22.0 million and $12.1 million for 2017 and 2016, respectively. The remaining changes in 2018, 2017 and 2016 were driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the year ended December 31, 2018 was $69.2 million, compared to $57.8 million and $68.0 million for 2017 and 2016, respectively. The year ended December 31, 2018 primarily reflects an aggregate of $65.7 million deployed to repurchase common stock, compared to $54.6 million and $40.3 million for 2017 and 2016, respectively. See Note 11 to the Consolidated Financial Statements for more detailed discussion of share repurchase activity. We made principal payments on our outstanding debt of $18.9 million, for the year ended December 31, 2018, compared to $2.1 million and $26.4 million in 2017 and 2016, respectively. During the year ended December 31, 2018, we completed a financing of the Industrial Revenue Bonds totaling $28 million due 2025 and received $15.8 million in net proceeds. During the year ended December 31, 2017, we refinanced our amended and restated credit agreement, resulting in a net outflow of $1.2 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion about the repricing and new debt.
Credit Facilities
As of December 31, 2018, we had total outstanding borrowing under the Term Loan of $252.7 million and $73.6 million available under the Revolver, based on draws and outstanding letters of credit and absence of violations of covenants. We also had $16.2 million in loans outstanding in connection with Industrial Revenue Bond financing. See Note 9 to the Consolidated Financial Statements for information regarding the terms of the Amended and Restated Credit Agreement and Industrial Revenue Bonds.
Contractual Obligations and Other Long-Term Liabilities

Table M3: Future Contractual Obligations By Year As of December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating leases (1)	$1,658	$48	$—	$—	$—	$—	$1,706
Purchase commitments:
Purchase obligations (2)	46,228	44,134	26,997	23,898	11,081	48,204	200,542
IT and other professional services (3)	946	386	170	—	—	—	1,502
Other commitments:
Long-term debt	2,716	5,326	6,196	6,196	245,074	3,350	268,858
Interest on indebtedness (4)	11,537	11,444	11,288	11,164	6,970	—	52,403
Total commitments	$63,085	$61,338	$44,651	$41,258	$263,125	$51,554	$525,011

(1)	Operating lease payments reflect the minimum payments over the non-cancelable lease terms of the associated lease.

(2)	Purchase obligations consist of contracts to purchase natural gas, synthetic gypsum and paper.

(3)	Represents commitments for data center, warehouse facilities and other.

(4)	See Note 9 - Debt for further details. Interest on indebtedness is calculated based on interest rates in effect at December 31, 2018.
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

Off-Balance Sheet Arrangements
With the exception of letters of credit of approximately $1.4 million as of December 31, 2018, we have no off-balance sheet arrangements.
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
As of December 31, 2018 and 2017, we had $119.9 million of goodwill, which resulted from the Acquisition. All goodwill is associated with our wallboard reporting unit. On an annual basis, we measure the fair value of our wallboard reporting unit on a qualitative basis or by using a discounted cash flow approach that estimates the projected future cash flows to be generated by the reporting unit, using a discount rate reflecting the weighted average cost of capital for a potential market participant. We perform our annual goodwill impairment test on the first day of our fiscal fourth quarter. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value. During our goodwill impairment review, we may assess qualitative factors to determine whether more likely than not the fair value of the reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary.
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
Based on the results of the qualitative assessment of the goodwill impairment test, it is not more likely than not that the fair value of our wallboard reporting unit is less than its carrying amount as of October 1, 2018 and 2017 and, therefore, no goodwill impairment existed. We relied on a qualitative assessment to reach this conclusion. As a result, the quantitative assessment of the goodwill impairment test was not required to be completed.

Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this Annual Report on Form 10-K, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	cyclicality in our markets, especially the new residential construction market;

•	disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;

•	changes in the costs and availability of transportation;

•	the competitive labor market and resulting employee turnover;

•	disruptions to our supply of paperboard liner, including termination of the WestRock contract;

•	significant buying power of certain customers;

•	potential losses of customers;

•	the highly competitive nature of our industry and the substitutability of competitors' products;

•	material disruptions at our facilities or the facilities of our suppliers;

•	changes in energy, transportation and other input costs;

•	changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;

•	changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;

•	our involvement in legal and regulatory proceedings;

•	our ability to attract and retain key management employees;

•	cybersecurity risks;

•	disruptions in our information technology systems;

•	labor disruptions;

•	seasonal nature of our business; and

•	additional factors discussed under the sections captioned Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations and Business in our SEC filings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, and cash and cash equivalents. As of December 31, 2018, we had $102.6 million in cash and cash equivalents. The interest expense associated with the Term Loan, Revolver and Industrial Revenue Bonds will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt is partially mitigated as the Term Loan has a LIBOR floor of 0.75% and we have interest rates swaps with a combined notional amount of $100.0 million. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense. A hypothetical 100 basis point increase or decrease in interest rates would have a positive or negative effect on earnings in the amount of $1.7 million. We based this sensitivity calculation on the one month LIBOR rate of 2.52% in accordance with the most recent measurement date specified in the Amended and Restated Credit Agreement.
As of December 31, 2018, we had $102.6 million in cash and cash equivalents which includes highly liquid investments with maturities of three months or less at the time of purchase maintained at financial institutions in the United States and Canada. For the year ended December 31, 2018, based on the overall balance of $102.6 million and assuming we are able to invest an average of $50.0 million of that balance in interest-earning investments, a hypothetical 100 basis point increase or decrease in investment interest rates would have a positive or negative effect on earnings in the amount of $0.5 million.
Foreign Currency Risk
Approximately 4.7%, 6.0% and 7.8% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively, were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and Canadian dollar. For the year ended December 31, 2018, we estimate that a 1% change in the exchange rate between the U.S. and Canadian currencies would have had an immaterial impact to net sales.
Commodity Price Risk
Some of our key production inputs, such as paper and natural gas, are commodities whose prices are determined by the market's supply and demand for such products. Price fluctuations on our key input costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control. As of December 31, 2018, the Company had natural gas swap contracts for a portion of its natural gas usage. The contracts matured or mature between February 28, 2019 and December 31, 2019. Other than the natural gas swap contracts described above, we did not manage commodity price risk with derivative instruments. We may in the future enter into derivative financial instruments from time to time to manage our exposure related to these market risks. See Note 10 to the Consolidated Financial Statements for information regarding our natural gas swaps.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2018, the Company had no collateral posted with its counterparties related to the derivatives.

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
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2018, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Continental Building Products, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Continental Building Products, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Continental Building Products, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Continental Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Continental Building Products, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
Tysons, Virginia
February 22, 2019

Continental Building Products, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands, except share data and per share amounts)
Net sales	$528,060	$489,163	$461,375
Cost of goods sold	380,381	361,825	336,317
Gross profit	147,679	127,338	125,058
Selling and administrative	40,365	37,753	37,918
Operating income	107,314	89,585	87,140
Other expense, net	(678)	(1,196)	(5,963)
Interest expense, net	(10,269)	(11,788)	(13,590)
Income before losses from equity method investment and provision for income taxes	96,367	76,601	67,587
Losses from equity method investment	(1,522)	(187)	(736)
Income before provision for income taxes	94,845	76,414	66,851
Provision for income taxes	(20,601)	(16,566)	(22,827)
Net income	$74,244	$59,848	$44,024

Net income per share:
Basic	$2.02	$1.55	$1.08
Diluted	$2.01	$1.54	$1.08
Weighted average shares outstanding:
Basic	36,801,231	38,636,152	40,605,464
Diluted	36,978,071	38,774,963	40,662,304
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$74,244	$59,848	$44,024
Foreign currency translation adjustment	(1,391)	1,142	514
Net gains/(losses) on derivatives, net of taxes	437	(382)	1,418
Other comprehensive (losses)/income	(954)	760	1,932
Comprehensive income	$73,290	$60,608	$45,956
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	As of December 31,
	2018	2017
	(in thousands)
Assets:
Cash and cash equivalents	$102,633	$72,521
Trade receivables, net	38,454	38,769
Inventories, net	32,225	24,882
Prepaid and other current assets	19,805	11,267
Total current assets	193,117	147,439
Property, plant and equipment, net	288,368	294,003
Customer relationships and other intangibles, net	62,680	70,807
Goodwill	119,945	119,945
Equity method investment	7,975	9,263
Debt issuance costs	296	477
Total Assets	$672,381	$641,934
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$48,060	$30,809
Accrued and other liabilities	12,815	11,940
Debt, current portion	1,669	1,702
Total current liabilities	62,544	44,451
Deferred taxes and other long-term liabilities	20,204	15,847
Debt, non-current portion	261,886	263,610
Total Liabilities	344,634	323,908
Shareholders' Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,472,214 and 44,321,776 shares issued and 35,401,868 and 37,532,959 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	44	44
Additional paid-in capital	327,515	325,391
Less: Treasury stock	(209,050)	(143,357)
Accumulated other comprehensive loss	(3,391)	(2,649)
Accumulated earnings	212,629	138,597
Total Shareholders' Equity	327,747	318,026
Total Liabilities and Shareholders' Equity	$672,381	$641,934
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$74,244	$59,848	$44,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,782	46,460	46,646
Amortization of debt issuance costs and debt discount	1,234	1,177	1,947
Losses from equity method investment	1,522	187	736
Amortization of deferred gain on terminated swaps	(1,083)	—
Debt issuance expense	317	1,170	5,802
Share-based compensation	2,928	2,784	2,288
Deferred taxes	4,735	(3,414)	6,504
Change in assets and liabilities:
Trade receivables	201	(6,296)	3,342
Inventories	(7,558)	488	1,921
Prepaid expenses and other current assets	(4,977)	(3,735)	895
Accounts payable	14,716	3,987	2,058
Accrued and other current liabilities	961	(830)	360
Other long-term liabilities	(204)	(159)	(256)
Net cash provided by operating activities	130,818	101,667	116,267
Cash flows from investing activities:
Payments for property, plant and equipment	(28,857)	(21,459)	(11,733)
Payments for intangible assets	(1,902)	(583)	(414)
Proceeds from disposal of property, plant and equipment	125	—
Capital contributions to equity method investment	(703)	(2,219)	(349)
Distributions from equity method investment	468	790	855
Net cash used in investing activities	(30,869)	(23,471)	(11,641)
Cash flows from financing activities:
Proceeds from exercise of stock options	145	230	20
Tax withholdings on share-based compensation	(547)	(240)	—
Proceeds from debt refinancing	—	545,198	275,000
Disbursements for debt refinancing	—	(545,198)	(271,988)
Payments of financing costs	(415)	(1,170)	(4,424)
Principal payments for debt	(18,916)	(2,052)	(26,375)
Proceeds from Industrial Revenue Bonds	16,200	—	—
Payments to repurchase common stock	(65,693)	(54,601)	(40,277)
Net cash used in financing activities	(69,226)	(57,833)	(68,044)
Effect of foreign exchange rates on cash and cash equivalents	(611)	622	225
Net change in cash and cash equivalents	30,112	20,985	36,807
Cash, beginning of period	72,521	51,536	14,729
Cash, end of period	$102,633	$72,521	$51,536
See accompanying notes to consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Changes in Shareholders' Equity

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2016	41,750,031	$44	$319,817	$(48,479)	$(5,341)	$34,725	$300,766
Net income	—	—	—	—	—	44,024	44,024
Other comprehensive income, net of tax	—	—	—	—	1,932	—	1,932
Purchase of treasury shares	(2,104,606)	—	—	(40,277)	—	—	(40,277)
Stock option exercise	1,463	—	20	—	—	—	20
Stock-based compensation	33,954	—	2,288	—	—	—	2,288
Employee stock purchase program	10,873	—	259	—	—	—	259
Balance as of December 31, 2016	39,691,715	44	322,384	(88,756)	(3,409)	78,749	309,012
Net income	—	—	—	—	—	59,848	59,848
Other comprehensive income, net of tax	—	—	—	—	760	—	760
Purchase of treasury shares	(2,289,162)	—	—	(54,601)	—	—	(54,601)
Stock option exercise	16,594	—	230	—	—	—	230
Stock-based compensation	93,470	—	2,544	—	—	—	2,544
Employee stock purchase program	20,342	—	233	—	—	—	233
Balance as of December 31, 2017	37,532,959	44	325,391	(143,357)	(2,649)	138,597	318,026
Net income						74,244	74,244
Other comprehensive income, net of tax	—	—	—	—	(954)	—	(954)
Reclassification of income tax effects from tax reform	—	—	—	—	212	(212)	—
Purchase of treasury shares	(2,281,529)	—	—	(65,693)	—	—	(65,693)
Stock option exercise	13,087	—	210	—	—	—	210
Stock-based compensation	137,351	—	1,914	—	—	—	1,914
Balance as of December 31, 2018	35,401,868	$44	$327,515	$(209,050)	$(3,391)	$212,629	$327,747

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

(b)	Revenue
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
As of December 31, 2018, accounts receivables were $38.5 million. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2018. The Company does not have any material payment terms as payment is received shortly after the point of sale.

(c)	Cash
Cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase maintained at financial institutions in the United States and Canada. At times the amounts may exceed federally insured deposit limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk related to demand deposits.

Table 2.1: Certain Cash Transactions and Other Activity
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash paid during the period for:
Interest paid on term loan, net	$10,888	$10,000	$10,996
Income taxes paid, net	16,279	19,836	19,105
Other activity:
Amounts in accounts payable for capital expenditures	1,178	621	2,516

(d)	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

(e)	Earnings Per Share
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

(f)	Cost of Goods Sold and Selling and Administrative Expenses
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

(g)	Foreign Currency Translation
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

(h)	Concentration of Credit Risk
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

Table 2.2: Significant Customer Net Sales as a Percentage of Total Net Sales
	For the Year Ended December 31,
	2018	2017	2016
Lowe's	13%	14%	15%
Foundation Building Materials	11%	11%	*
L&W	10%	*	*

*	Not considered a significant customer in relevant year for purposes of net sales.

Table 2.3: Significant Customer Accounts Receivable as a Percentage of Total Accounts Receivable
	As of December 31,
	2018	2017
Lowe's	28%	25%
Foundation Building Materials	8%	9%
L&W	7%	*

*	Not considered a significant customer in relevant year for purposes of accounts receivable.

(i)	Receivables
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

(j)	Inventories
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

(k)	Property, Plant and Equipment
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

(l)	Impairment or Disposal of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with the provisions of ASC 360 Property, Plant and Equipment ("ASC 360"). ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.
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

(m)	Goodwill and Intangible Assets
The goodwill and intangibles reflected in the financial statements relates solely to the Acquisition.
Goodwill represents the excess of costs over the fair value of identifiable assets of businesses acquired. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. As of December 31, 2018 and 2017, the Company had one reporting unit, wallboard, which included goodwill. The Company performs its annual impairment testing of goodwill as of October 1st of each year. The Company completed qualitative assessments as of October 1, 2018 and 2017 and determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. To date, no goodwill impairment losses have been recognized.
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

(n)	Fair Value Measurements
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

(o)	Environmental Remediation Liabilities
When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred. The Company did not have any environmental liabilities recorded as of December 31, 2018 and 2017.

(p)	Income Taxes
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

(q)	Share-Based Compensation
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

(r)	Defined Contribution Pension Plans and Other Post-Retirement Benefits
The Company's employees are able to participate in a 401K defined contribution pension plan. The Company contributes funds into this plan depending on each employee's age and years of service, subject to certain limits. The plan allows for employer matching contribution. For the years ended December 31, 2018, the Company recorded an expense of $4.1 million for these contributions, compared to $3.0 million for both 2017 and 2016.

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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The provisions of this standard are effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard in the fourth quarter of 2018, which resulted in $0.2 million loss reclassified from accumulated other comprehensive income to retained earnings.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018 and the impact on its Consolidated Financial Statements was not material.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard on January 1, 2019.
The Company will take advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allows companies to carryforward the historical lease classification. In addition, the Company is electing the comparative period practical expedient, which allows the Company to implement the guidance as of the effective date without having to adjust the comparative financial statements. Instead, under this expedient, companies will recognize the cumulative effect adjustment in equity. The Company will also make an accounting policy election that leases with an initial term of 12 months or less will not be recorded on the balance sheet and will result in the recognition of those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. Based on its initial estimates, the Company expects that adoption of the standard will result in recognition of approximately $1.0 million in right of use assets and $1.7 million in lease liabilities for operating leases on its Consolidated Balance Sheet, with no material impact to its Consolidated Statement of Operations.
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
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." This ASU requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its Consolidated Financial Statements.

(u)	Reclassifications
Certain reclassifications of prior year information were made to conform to the 2018 presentation. These reclassifications had no material impact on the Company's Consolidated Financial Statements.
3. TRADE RECEIVABLES, NET

Table 3.1: Details of Trade Receivables, Net
	As of December 31,
	2018	2017
	(in thousands)
Trade receivables, gross	$39,426	$39,577
Allowance for cash discounts and doubtful accounts	(972)	(808)
Trade receivables, net	$38,454	$38,769
Trade receivables are recorded net of credit memos issued during the normal course of business.

Table 3.2: Changes in Allowance for Cash Discounts and Doubtful Accounts
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of period	$808	$726	$1,988
Provision for/(release of) bad debt expense	203	15	(104)
Write-offs, net of recoveries	—	8	(1,209)
Cash discount additions	4,922	4,783	4,334
Cash discount deductions	(4,961)	(4,724)	(4,283)
Balance at end of period	$972	$808	$726
4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	As of December 31,
	2018	2017
	(in thousands)
Finished products	$6,700	$5,893
Raw materials	18,388	11,663
Supplies and other	7,137	7,326
Inventories, net	$32,225	$24,882

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	As of December 31,
	2018	2017
	(in thousands)
Land	$13,185	$13,187
Buildings	118,076	114,051
Plant machinery	292,219	281,786
Mobile equipment	15,163	10,366
Construction in progress	23,566	20,291
Property, plant and equipment, at cost	462,209	439,681
Accumulated depreciation	(173,841)	(145,678)
Property, plant and equipment, net	$288,368	$294,003
Depreciation expense was $33.9 million, $34.5 million and $33.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	As of December 31,
	2018			2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,180	$(65,738)	$50,442	$116,711	$(57,811)	$58,900
Purchased software	8,225	(5,507)	2,718	6,226	(4,871)	1,355
Trademarks	14,772	(5,252)	9,520	14,839	(4,287)	10,552
Total	$139,177	$(76,497)	$62,680	$137,776	$(66,969)	$70,807
Amortization expense was $9.8 million, $11.9 million and $13.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of December 31, 2018
(in thousands)
2019	$9,099
2020	8,530
2021	7,636
2022	6,822
2023	6,097
Thereafter	24,496
Total	$62,680

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
The Company currently has the right to terminate the venture and put its interest to the other investor based on a formula-driven price effective on the anniversary of the commencement date by providing notice two years prior to any such anniversary. Proceeds from such termination would revert to the Company. As of December 31, 2018 and 2017, the estimated redemption value would be $7.5 million and $8.9 million, respectively.
Paperboard liner purchased from Seven Hills was $50.7 million, $55.8 million and $47.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had certain purchase commitments for paper totaling $26.6 million through 2021.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	As of December 31,
	2018	2017
	(in thousands)
Employee-related costs	$10,768	$9,258
Property taxes	82	472
Other taxes	351	466
Other	1,614	1,744
Accrued and other liabilities	$12,815	$11,940
9. DEBT

Table 9.1: Details of Debt
	As of December 31,
	2018	2017
	(in thousands)
Amended and Restated Credit Agreement (1)	$252,658	$271,573
Industrial revenue bonds (2)	16,200	—
Less: Original issue discount (net of amortization)	(1,285)	(1,681)
Less: Debt issuance costs	(4,018)	(4,580)
Total debt	263,555	265,312
Less: Current portion of long-term debt	(1,669)	(1,702)
Long-term debt	$261,886	$263,610

(1)
As of December 31, 2018, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.00%. As of December 31, 2017, the Amended and Restated Credit Agreement had the same maturity date and an interest rate of LIBOR (with a 0.75% floor) plus 2.25%.

(2)	As of December 31, 2018, Industrial revenue bonds had a maturity date of December 1, 2025 and an interest rate of LIBOR plus 1.50%.
On August 18, 2016, the Company, Continental Building Products Operating Company, LLC and Continental Building Products Canada Inc. and the lenders party thereto and Credit Suisse, as Administrative Agent, entered into an Amended and Restated Credit Agreement amending and restating the Company's existing first lien credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $275 million senior secured first lien term loan facility (the "Term Loan") and a $75.0 million senior secured revolving credit facility (the "Revolver"), which mature on August 18, 2023 and August 18, 2021, respectively. Related to this debt refinancing, the Company incurred $4.7 million of discount and debt issuance costs, of which $2.5 million was recorded in Other expense, net on the Consolidated Statements of Operations in 2016, and $2.2 million will be amortized over the term of the Amended and Restated Credit Agreement. Upon completion of this debt refinancing, the Company recognized an additional expense of $3.3 million related to losses resulting from debt extinguishment which is also reported in Other expense, net on the Consolidated Statements of Operations in 2016. The interest rate under the Amended and Restated Credit Agreement was a spread over LIBOR of 2.75% and floor of 0.75%.
On February 21, 2017, the Company repriced its Term Loan under the Amended and Restated Credit Agreement lowering its interest rate by 25 basis points to LIBOR plus 2.50%. Subsequently, on December 6, 2017, the Company further repriced its term loan under the Amended and Restated Credit Agreement lowering its interest rate by an additional 25 basis points to LIBOR plus 2.25% and allowing for a further reduction in the interest rate to LIBOR plus 2.00% based on the attainment of a total leverage ratio of 1.1 or better. All other terms and conditions under the Amended and Restated Credit Agreement remained the same. In connection with the debt repricing, the Company incurred $1.2 million of debt issuance costs, which was recorded in Other expense, net on the Consolidated Statements of Operations in 2017.
The Amended and Restated Credit Agreement is secured by the underlying property and equipment of the Company. Under the terms of the Amended and Restated Credit Agreement, the Company is required to repay the Term Loan in consecutive quarterly installments equal to 0.25% of the original principal amount of the Term Loan, beginning on September 30, 2016, and a final installment on August 18, 2023 in an amount equal to the aggregate principal amount outstanding on such date. During 2018, the Company made $2.7 million of scheduled mandatory principal payments compared to $2.1 million and $1.4 million in 2017 and 2016, respectively. During the year ended December 31, 2018 the Company made a $16.2 million voluntary prepayment of principal, compared to none and $25.0 million in the years ended December 31, 2017 and 2016, respectively. Because the Company attained a total leverage ratio of less than 1.1 to 1 during the fourth quarter of 2018, the interest rate was further reduced pursuant to the terms of the Amended and Restated Credit Agreement to LIBOR plus 2.00% as of December 31, 2018. As of December 31, 2018 and 2017, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 5.0% and 4.3%, respectively.
In December 2018, the Company completed a financing of industrial revenue bonds due 2025 with a total commitment of $28 million, of which $16.2 million was outstanding as of December 31, 2018. The bonds were issued by the County of Campbell, Kentucky and Putnam County Development Authority, pursuant to a trust indenture between the issuers and Huntington National Bank, as trustee. Proceeds of the bonds will be loaned by the issuers to the Company under a loan agreement, whereby the Company is obligated to make loan payments to the issuers sufficient to pay all debt service and expenses related to the bonds. The Company's obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders. The loan agreement contains restrictions and covenants on our operations that are consistent with those contained in the Amended and Restated Credit Agreement mentioned below.
There were no amounts outstanding under the Revolver as of December 31, 2018 or 2017. During the year ended December 31, 2018 and 2017, the Company did not have any draws under the Revolver, compared to $22.0 million which the Company borrowed and repaid in full in 2016 under the applicable revolving credit facility. Interest under the Revolver is floating, based on LIBOR plus 2.25%. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of December 31, 2018, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.6 million.

Table 9.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
2019	$2,716
2020	5,326
2021	6,196
2022	6,196
2023	245,074
Thereafter	3,350
Total Payments	$268,858

Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company's debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at December 31, 2018, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at December 31, 2018. The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of December 31, 2018.
10. DERIVATIVE INSTRUMENTS
Commodity Derivative Instruments
As of December 31, 2018, the Company had 2.4 million mmBTUs (millions of British Thermal Units) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by December 31, 2019. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, "Derivatives – Hedging". No ineffectiveness was recorded on these contracts during the years ended December 31, 2018, 2017 and 2016.
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
On March 29, 2018, the Company terminated its interest rate swap agreements that were previously designated as a cash flow hedge and received $3.2 million in cash, the fair value of the swap on the termination date. The unrealized gain at termination remains in accumulated other comprehensive income and will be amortized into interest expense over the life of the original hedged instrument. During year ended December 31, 2018, $0.8 million of unrealized gain, net of tax was amortized into interest expense. On the same date, the Company entered into new interest rate swap agreements for a combined notional amount of $100.0 million, which expire on September 30, 2020 and hedge the floating LIBOR on a portion of the Term Loan to an average fixed rate of 2.46% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. No ineffectiveness was recorded on these contracts during the years ended December 31, 2018, 2017 and 2016.

Table 10.1: Details of Derivatives Fair Value
	As of December 31,
	2018	2017
	(in thousands)
Assets
Interest rate swap	$86	$2,148
Commodity hedges	61	11
Total assets	$147	$2,159
Liabilities
Interest rate swap	$—	$—
Commodity hedges	105	613
Total liabilities	$105	$613

Table 10.2: Gains/(losses) on Derivatives
	For the Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	Gain/(loss) recognized in AOCI on derivatives (effective portion), net of tax			Gain/(loss) reclassified from AOCI into income (effective portion), net of tax
	(in thousands)
Interest rate swap	$760	$328	$1,302	$688	$(87)	$(110)
Commodity hedges	695	(455)	532	330	(168)	(306)
Total	$1,455	$(127)	$1,834	$1,018	$(255)	$(416)
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. As of December 31, 2018, the Company's derivatives were in a $42.0 thousand net asset position and recorded in Other current assets. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of December 31, 2018, the Company had no collateral posted with its counterparties related to the derivatives.
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
Since the initial authorization, the Company announced expansions and extensions of its stock repurchase program. The most recent authorization on February 21, 2018 expanded the program to a total of $300 million and also extended the expiration date to December 31, 2019. As of December 31, 2018, there was approximately $131.0 million of capacity remaining under this repurchase authorization.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company's earnings per share calculation.

Table 11: Details of Treasury Stock Activity
	December 31, 2018			December 31, 2017
	Shares	Amount (1)	Average Share Price (1)	Shares	Amount (1)	Average Share Price (1)
	(in thousands, except share data)
Beginning Balance	6,788,817	$143,357	$21.12	4,499,655	$88,756	$19.73
Repurchases on open market	2,281,529	65,693	28.79	2,289,162	54,601	23.85
Ending Balance	9,070,346	$209,050	$23.05	6,788,817	$143,357	$21.12
(1) Includes commissions paid for repurchases on open market.
12. SHARE-BASED COMPENSATION
The Company grants stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") to eligible participants under its 2014 Stock Incentive Plan, which was approved by the Board of Directors and stockholders. The PRSUs vesting is subject to the achievement of certain performance conditions and the number of PRSUs earned could vary from 0% to 240% of the number of PRSUs awarded. The fair value of each RSU and PRSU is equal to the market price of the Company's common stock at the date of the grant. The RSUs and stock options granted to employees vest ratably over four years and one year for members of the board of directors, in each case from the grant date.

Table 12.1: Stock Options
	For the Year Ended December 31,
	2018		2017		2016
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	55,112	$14.00	75,456	$14.00	77,369	$14.00
Exercised	(13,087)	14.00	(16,594)	14.00	(1,463)	14.00
Cancelled/Forfeited	—	—	(3,750)	14.00	(450)	14.00
Outstanding, end of year	42,025	$14.00	55,112	$14.00	75,456	$14.00
Exercisable at end of year	42,025	$14.00	39,688	$14.00	37,108	$14.00
The weighted average exercise price of the 42,025 options vested as of December 31, 2018 was $14.00. During 2018 and 2017, the total intrinsic value of options exercised was $0.3 million and $0.2 million, respectively, compared to a nominal amount for the options exercised during 2016.

Table 12.2: Restricted Stock Awards, Restricted Stock Units and Performance Based Restricted Stock Units
	Restricted Stock Awards	Restricted Stock Units	Performance Restricted Stock Units	Total	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	37,632	70,172	46,330	154,134	$19.44
Granted	—	125,701	62,795	188,496	$17.22
Cancelled/Forfeited	(1,068)	(2,444)	—	(3,512)	$17.47
Vested and issued	(12,329)	(23,849)	—	(36,178)	$18.72
Non-vested as of December 31, 2016	24,235	169,580	109,125	302,940	$18.17
Granted	—	100,224	49,207	149,431	$23.75
Cancelled/Forfeited	(2,500)	(27,976)	(26,897)	(57,373)	$20.15
Vested and issued	(12,118)	(60,259)	(23,623)	(96,000)	$18.44
Non-vested as of December 31, 2017	9,617	181,569	107,812	298,998	$20.49
Granted	—	86,700	72,709	159,409	$24.82
Cancelled/Forfeited	—	(17,366)	—	(17,366)	$22.70
Vested and issued	(9,617)	(70,353)	(93,884)	(173,854)	$18.71
Non-vested as of December 31, 2018	—	180,550	86,637	267,187	$24.18
As of December 31, 2018, 2017 and 2016, the intrinsic value of stock options, RSAs, RSUs and PRSUs outstanding, exercisable, and vested or expected to vest was $7.3 million, $9.2 million and $7.7 million, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized share-based compensation expenses of $2.9 million, $2.8 million and $2.1 million in expense, respectively. The expenses related to share-based compensation awards that were recorded in selling and administrative expenses. As of December 31, 2018, there was $3.9 million of total unrecognized compensation cost related to non-vested stock options, RSAs, RSUs and PRSUs. This cost is expected to be recognized over a weighted average period of 2.2 years.
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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of January 1, 2016	$5,292	$(49)	$(5,341)
Other comprehensive income before reclassifications	514	1,834	2,348
Amounts reclassified from accumulated other comprehensive loss	—	(416)	(416)
Net current period other comprehensive income	514	1,418	1,932
Balance as of December 31, 2016	$(4,778)	$1,369	$(3,409)
Other comprehensive income/(loss) before reclassifications	1,142	(127)	1,015
Amounts reclassified from accumulated other comprehensive loss	—	(255)	(255)
Net current period other comprehensive income/(loss)	1,142	(382)	760
Balance as of December 31, 2017	$(3,636)	$987	$(2,649)
Other comprehensive (loss)/income before reclassifications	(1,391)	1,455	64
Amounts reclassified from accumulated other comprehensive loss	—	(1,018)	(1,018)
Net current period other comprehensive (loss)/income	(1,391)	437	(954)
Reclassification of income tax effects from tax reform	$—	$212	212
Balance as of December 31, 2018	$(5,027)	$1,636	$(3,391)
14. INCOME TAXES
The Company is subject to federal income taxes and various state, provincial and local income taxes. The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the US federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and created new taxes on certain foreign sourced earnings. As of December 31, 2018, the Company completed its accounting for the tax effects of enactment of the Act. In the year ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 22.7%, resulting in recording a provisional tax savings of $9.2 million. No changes were recorded to this provisional amount prior to the expiration of the measurement period under the relevant guidance in December 2018.

Table 14.1: Components of Income Tax Expense
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current income tax expense	$15,866	$19,980	$16,323
Deferred tax expense/(benefit)	4,735	(3,414)	6,504
Income tax expense	$20,601	$16,566	$22,827

Table 14.2: Components of Income before Provision for Income Taxes by Country
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$95,573	$75,940	$67,128
Canada	(728)	474	(277)
Income before provision for income taxes	$94,845	$76,414	$66,851

Table 14.3: Reconciliation of Tax Expense at Statutory Tax Rate to Actual Tax Expense
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Tax expense at statutory rate	$19,915	$26,745	$23,398
Increase/(decrease) due to:
U.S./Canadian tax rate differential	43	(94)	21
U.S. state taxes net of federal benefit	779	1,339	1,045
Non-deductible (benefit)/expense	(71)	(104)	144
Domestic production activities deduction	—	(1,870)	(1,719)
Tax credits	—	—	(12)
Change in valuation allowance	119	(60)	27
Tax Cuts and Jobs Act of 2017	—	(9,168)	—
Other	(184)	(222)	(77)
Income tax expense	$20,601	$16,566	$22,827
Statutory tax rate	21.00%	35.00%	35.00%
Effective tax rate	21.72%	21.68%	34.15%

Table 14.4: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Reserves and other liabilities	$928	$916
Tax loss carryforwards	364	313
Acquisition costs and intangibles	548	531
Equity investment	1,018	883
Deferred compensation	542	760
Inventory	605	536
State depreciation	327	201
Other	231	141
Valuation allowance	(707)	(507)
Total deferred tax assets	$3,856	$3,774
Deferred tax liabilities:
Prepaids	$403	$402
Acquisition costs and intangibles	3,877	2,214
Depreciation, amortization and other	18,543	15,909
Unrealized gains on hedges	464	355
Tax on NY Non-Income Tax Solar Incentive	320	—
Total deferred tax liabilities	23,607	18,880
Net deferred tax liability	$(19,751)	$(15,106)
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

As of December 31, 2018 and 2017 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other non-interest expense. As of December 31, 2018 and 2017, the Company does not have any amounts accrued for interest or penalties.
15. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. For the years ended December 31, 2018, 2017 and 2016, awards that had an anti-dilutive impact on the Company's dilutive earnings per share computation excluded from the weighted average shares outstanding were nominal.

Table 15: Details of Basic and Dilutive Earnings Per Share
	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except for per share amounts)
Net income	$74,244	$59,848	$44,024

Weighted average number of shares outstanding - basic	36,801,231	38,636,152	40,605,464
Effect of dilutive securities:
Restricted stock awards	877	7,827	9,018
Restricted stock units	74,244	61,099	31,200
Performance restricted stock units	75,393	47,122	3,557
Stock options	26,326	22,763	13,065
Total effect of dilutive securities	176,840	138,811	56,840
Weighted average number of shares outstanding - diluted	36,978,071	38,774,963	40,662,304

Basic earnings per share	$2.02	$1.55	$1.08
Diluted earnings per share	$2.01	$1.54	$1.08
16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases certain buildings and equipment. The Company's facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The total expenses under operating leases for the years ended December 31, 2018, 2017 and 2016 were $2.9 million, $3.4 million and $4.1 million, respectively. The Company also has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $95.9 million, $82.4 million and $68.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Table 16: Details of Future Minimum Lease Payments Due Under Noncancellable Operating Leases and Purchase Commitments
	Future Minimum Lease Payments	Purchase Commitments
	(in thousands)
2019	$1,658	$47,174
2020	48	44,520
2021	—	27,167
2022	—	23,898
2023	—	11,081
Thereafter	—	48,204
Total	$1,706	$202,044

Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of December 31, 2018 and December 31, 2017, the Company had outstanding letters of credit of approximately $1.4 million and $1.6 million, respectively.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2018 and December 31, 2017, such liabilities were not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.
17. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company's primary reportable segment is wallboard, which represented approximately 97.4%, 96.9% and 97.0% of the Company's revenues for the years ended December 31, 2018, 2017 and 2016, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company's full range of wallboard products.
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

Table 17.1: Segment Reporting
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net Sales:
Wallboard	$514,374	$474,189	$447,679
Other	13,686	14,974	13,696
Total net sales	$528,060	$489,163	$461,375
Operating Income:
Wallboard	$109,266	$90,220	$87,094
Other	(1,952)	(635)	46
Total operating income	$107,314	$89,585	$87,140
Adjustments:
Interest expense	$(10,269)	$(11,788)	$(13,590)
Losses from equity investment	(1,522)	(187)	(736)
Other expense, net	(678)	(1,196)	(5,963)
Income before provision for income taxes	$94,845	$76,414	$66,851
Depreciation and Amortization:
Wallboard	$42,599	$45,368	$45,561
Other	1,183	1,092	1,085
Total depreciation and amortization	$43,782	$46,460	$46,646

Table 17.2: Details of Net Sales By Geographic Region
	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$503,089	$460,032	$425,611
Canada	24,971	29,131	35,764
Net sales	$528,060	$489,163	$461,375

Table 17.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(in thousands)
United States	$285,202	$290,324	$655,849	$622,836
Canada	3,166	3,679	16,532	19,098
Total	$288,368	$294,003	$672,381	$641,934
18. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2018 and December 31, 2017, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value. The only assets or liabilities the Company had at December 31, 2018 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Table 18.1: Fair Value Hierarchy - 2018
	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$86	$—	$86
Commodity derivatives	—	61	—	61
Total assets	$—	$147	$—	$147

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	105	—	105
Total liabilities	$—	$105	$—	$105

Table 18.2: Fair Value Hierarchy - 2017
	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$2,148	$—	$2,148
Commodity derivatives	—	11	—	11
Total assets	$—	$2,159	$—	$2,159

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	613	—	613
Total liabilities	$—	$613	$—	$613

19. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 19.1: Quarterly Income Statement and Other Operating Data - 2018
	2018 Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except earnings per share and operating data)
Net sales	$140,756	$131,234	$139,268	$116,802
Cost of goods sold	101,196	94,306	98,263	86,616
Gross profit	39,560	36,928	41,005	30,186
Selling and administrative	10,539	9,957	10,445	9,424
Operating income	29,021	26,971	30,560	20,762
Other expense, net	(422)	(29)	(87)	(140)
Interest expense, net	(2,306)	(2,549)	(2,694)	(2,720)
Income before losses from equity method investment and provision for income taxes	$26,293	$24,393	$27,779	$17,902
Losses from equity method investment	(374)	(393)	(391)	(364)
Income before provision for income taxes	25,919	24,000	27,388	17,538
Provision for income taxes	(5,780)	(5,436)	(5,493)	(3,892)
Net income	$20,139	$18,564	$21,895	$13,646
Net income per share (1):
Basic	$0.56	$0.51	$0.59	$0.36
Diluted	$0.55	$0.50	$0.59	$0.36
Other operating data:
Wallboard sales volume (mmsf)	725	674	722	615
Mill net sales price	154.20	155.43	153.88	151.60
Depreciation and amortization	10,816	11,580	10,805	10,581

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

Table 19.2: Quarterly Income Statement and Other Operating Data - 2017
	2017 Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except earnings per share and operating data)
Net sales	$131,392	$116,526	$120,630	$120,615
Cost of goods sold	94,432	87,952	89,817	89,624
Gross profit	36,960	28,574	30,813	30,991
Selling and administrative	10,389	8,867	9,193	9,304
Operating income	26,571	19,707	21,620	21,687
Other (expense)/income, net	(563)	146	(135)	(644)
Interest expense, net	(2,822)	(2,988)	(3,062)	(2,916)
Income before (losses)/income from equity method investment and benefit from/(provision for) income taxes	$23,186	$16,865	$18,423	$18,127
(Losses)/income from equity method investment	(158)	(204)	345	(170)
Income before benefit from/(provision for) income taxes	23,028	16,661	18,768	17,957
Benefit from/(provision for) income taxes	1,208	(5,674)	(6,370)	(5,730)
Net income	$24,236	$10,987	$12,398	$12,227
Net income per share (1):
Basic	$0.64	$0.29	$0.32	$0.31
Diluted	$0.64	$0.29	$0.32	$0.31
Other operating data:
Wallboard sales volume (mmsf)	725	644	647	650
Mill net sales price	144.78	144.90	150.32	147.92
Depreciation and amortization	10,643	12,057	12,474	11,286

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

20. SUBSEQUENT EVENTS
On January 24th 2019, the Company's Buchanan, New York plant experienced a significant equipment malfunction, and operations at the facility are temporarily suspended while the equipment is repaired or replaced. The Company expects the plant to resume operations by mid-March 2019.  Costs of repair or replacement of the equipment and lost profit related to business interruption are expected to be covered under the terms of applicable insurance policies, subject to deductibles.  All equipment insurance proceeds are expected to be fully reinvested to restore the plant operations.  The company will incur a write-off of approximately $100 thousand to $300 thousand related to destroyed equipment in the first quarter 2019.  Any gain on involuntary conversion of assets through the property insurance and recoveries of lost profit through the business interruption claim will be recognized in the period in which the insurance claim is settled.

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
The Company carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.
Management's Report on Internal Control Over Financial Reporting. See Item 8. "Financial Statements and Supplementary Data."
Attestation Report of Independent Registered Public Accounting Firm. See Item 8. "Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
Item 11. Executive Compensation
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth as of December 31, 2018, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under the Company's 2014 Stock Incentive Plan and the Company's Employee Stock Purchase Plan, or the ESPP. The ESPP provides for the sale of up to a maximum of 600,000 shares of Company common stock to plan participants, of which 568,785 share were available for future issuance as of December 31, 2018. Shares issued under the ESPP will reduce, on a share-for-share basis, the number of shares of Company common stock available for issuance pursuant to our 2014 Stock Incentive Plan.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans approved by security holders	42,025	$14.00	863,681
Equity compensation plans not approved by security	—	—	—
Total	42,025	$14.00	863,681
All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
Item 14. Principal Accounting Fees and Services
The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules
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
(b)

10.13#	Form of Indemnification Agreement for officers and directors.	(b)

10.14^	First Amendment to Synthetic Gypsum Supply Agreement, dated as of December 11, 2007, by and between Synthetic Materials, LLC and Lafarge North America Inc., effective as of February 16, 2009.	(b)

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
(j)

10.29#	Form of Grant Notice for 2014 Stock Incentive Plan Performance-Based Restricted Stock Units.	(i)

10.30#	Form of Grant Notice for 2014 Stock Incentive Plan Restricted Stock Units.	(i)

21.1	List of Subsidiaries of the Company.	*

23.1	Consent of Ernst & Young LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document.	*
101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
^	Certain portions of this exhibit have been redacted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

(a)	Previously filed on December 24, 2013 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.

(b)	Previously filed on January 10, 2014 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.

(c)	Previously filed on January 31, 2014 as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-193078) and incorporated herein by reference.

(d)	Previously filed on May 6, 2015 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated herein by reference.

(e)	Previously filed on August 6, 2015 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated herein by reference.

(f)	Previously filed on August 22, 2016 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

(g)	Previously filed on May 5, 2017 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated herein by reference.

(h)	Previously filed on August 4, 2017 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated herein by reference.

(i)	Previously filed on December 11, 2017 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

(j)	Previously filed on May 4, 2018 as an exhibit to the Company's Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	February 22, 2019
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	February 22, 2019
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Bachmann	President and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2019
James Bachmann

/s/ Dennis Schemm	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2019
Dennis Schemm

/s/ Dennis Romps	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019
Dennis Romps

/s/ Edward Bosowski	Chairman of the Board, Director	February 22, 2019
Edward Bosowski

/s/ Michael Keough	Director	February 22, 2019
Michael Keough

/s/ Michael Moore	Director	February 22, 2019
Michael O. Moore

/s/ Jack Sweeny	Director	February 22, 2019
Jack Sweeny

/s/ Ira Strassberg	Director	February 22, 2019
Ira Saul Strassberg

/s/ Chantal Veevaete	Director	February 22, 2019
Chantal Veevaete