Form 10-Q
period 2019-03-31
Continental Building Products, Inc.
filed 2019-05-03
CIK 1592480

As filed with the Securities and Exchange Commission on May 3, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Yes    ☐    No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes    ☐    No    ☒

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol (s)	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	CBPX	New York Stock Exchange

As of May 1, 2019, the registrant had outstanding 34,720,561 shares of the registrant’s common stock, which amount excludes 9,751,653 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except share data and per share amounts)
Net sales	$122,032	$116,802
Cost of goods sold	90,786	86,616
Gross profit	31,246	30,186
Selling and administrative	9,653	9,424
Gain from insurance recoveries, net	1,513	—
Operating income	23,106	20,762
Other expense, net	(36)	(140)
Interest expense, net	(2,492)	(2,720)
Income before losses from equity method investment and provision for income taxes	20,578	17,902
Losses from equity method investment	(45)	(364)
Income before provision for income taxes	20,533	17,538
Provision for income taxes	(4,607)	(3,892)
Net income	$15,926	$13,646

Net income per share:
Basic	$0.45	$0.36
Diluted	$0.45	$0.36
Weighted average shares outstanding:
Basic	35,248,280	37,432,782
Diluted	35,350,259	37,604,953
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Net income	$15,926	$13,646
Foreign currency translation adjustment	324	(481)
Derivative instrument adjustments, net of taxes	(378)	1,045
Other comprehensive (loss)/income	(54)	564
Comprehensive income	$15,872	$14,210
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$101,081	$102,633
Trade receivables, net	43,985	38,454
Inventories, net	37,513	32,225
Prepaid and other current assets	5,264	19,805
Total current assets	187,843	193,117
Property, plant and equipment, net	285,701	288,368
Customer relationships and other intangibles, net	60,971	62,680
Goodwill	119,945	119,945
Equity method investment	7,832	7,975
Operating lease - right of use assets	918	—
Debt issuance costs	252	296
Total Assets	$663,462	$672,381
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$34,706	$48,060
Accrued and other liabilities	5,595	12,815
Debt, current portion	1,720	1,669
Operating lease liabilities, current portion	625	—
Total current liabilities	42,646	62,544
Deferred taxes and other long-term liabilities	19,651	20,204
Debt, non-current portion	261,420	261,886
Operating lease liabilities, non-current portion	978	—
Total Liabilities	324,695	344,634
Shareholders' Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,537,285 and 44,472,214 shares issued and 35,275,032 and 35,401,868 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	327,668	327,515
Less: Treasury stock	(214,055)	(209,050)
Accumulated other comprehensive loss	(3,445)	(3,391)
Accumulated earnings	228,555	212,629
Total Shareholders' Equity	338,767	327,747
Total Liabilities and Shareholders' Equity	$663,462	$672,381
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$15,926	$13,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,520	10,581
Amortization of debt issuance costs and debt discount	309	334
Gain from insurance recoveries	(1,513)	—
Losses from equity method investment	45	364
Amortization of deferred gain on terminated swaps	(288)	—
Share-based compensation	570	600
Change in assets and liabilities:
Trade receivables	(5,553)	(7,562)
Inventories	(5,244)	(2,913)
Prepaid expenses and other current assets	14,562	1,144
Accounts payable	(12,107)	(1,353)
Accrued and other current liabilities	(6,537)	(1,042)
Other long-term liabilities	(54)	(56)
Net cash provided by operating activities	10,636	13,743
Cash flows from investing activities:
Payments for property, plant and equipment	(6,656)	(5,955)
Payments for intangible assets	(701)	(482)
Proceeds from insurance recoveries	1,589	—
Capital contributions to equity method investment	(58)	(251)
Distributions from equity method investment	156	78
Net cash used in investing activities	(5,670)	(6,610)
Cash flows from financing activities:
Proceeds from exercise of stock options	118	11
Tax withholdings on share-based compensation	(1,137)	(421)
Principal payments for debt	(679)	(679)
Payments to repurchase common stock	(5,005)	(14,550)
Net cash used in financing activities	(6,703)	(15,639)
Effect of foreign exchange rates on cash and cash equivalents	185	(167)
Net change in cash and cash equivalents	(1,552)	(8,673)
Cash, beginning of period	102,633	72,521
Cash, end of period	$101,081	$63,848
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2017	37,532,959	$44	$325,391	$(143,357)	$(2,649)	$138,597	$318,026
Net income	—	—	—	—	—	13,646	13,646
Other comprehensive income, net of tax	—	—	—	—	564	—	564
Purchase of treasury shares	(530,600)	—	—	(14,550)	—	—	(14,550)
Stock option exercise	781	—	11	—	—	—	11
Stock-based compensation	85,838	—	213	—	—	—	213
Balance as of March 31, 2018	37,088,978	$44	$325,615	$(157,907)	$(2,085)	$152,243	$317,910

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2018	35,401,868	$44	$327,515	$(209,050)	$(3,391)	$212,629	$327,747
Net income	—	—	—	—	—	15,926	15,926
Other comprehensive loss, net of tax	—	—	—	—	(54)	—	(54)
Purchase of treasury shares	(191,907)	—	—	(5,005)	—	—	(5,005)
Stock option exercise	6,500	—	118	—	—	—	118
Stock-based compensation	58,571	—	35	—	—	—	35
Balance as of March 31, 2019	35,275,032	$44	$327,668	$(214,055)	$(3,445)	$228,555	$338,767

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
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Seasonal changes and other conditions can affect the sales volumes of the Company's products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.
The financial statements should be read in conjunction with Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the fiscal year then ended (the "2018 10-K"). The Company has continued to follow the accounting policies set forth in those financial statements.

(c)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash Transactions and Other Activity
	For the Three Months Ended,
	March 31, 2019	March 31, 2018
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash outflows	$152	$148
Other activity:
Acquisition of property, plant and equipment included in liabilities	$1,813	$3,684
(d) Recent Accounting Pronouncements
Accounting Standards Recently Adopted
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases.", as of January 1, 2019. The Company elected the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed the Company to carryforward the historical lease classification. In addition, the Company elected the comparative period practical expedient, which allowed the Company to implement the guidance as of the effective date without having to adjust the comparative financial statements. Instead, under this expedient, companies recognize the cumulative effect adjustment in equity. The Company also made an accounting policy election that leases with an initial term of 12 months or less will not be recorded on the balance sheet and will result in the recognition of those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The adoption of the standard resulted in recognition of approximately $1.0 million in right of use assets and $1.7 million in lease liabilities for operating leases on the Company's Consolidated Balance Sheet, with no impact to its retained earnings, Consolidated Statement of Operations and Consolidated Statement of Cash Flows.
The Company adopted ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities," as of January 1, 2019. This ASU expands an entity's ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements.
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
(e) Reclassifications
Certain reclassifications of prior year information were made to conform to the 2019 presentation. These reclassifications had no material impact on the Company's Consolidated Financial Statements.
3. TRADE RECEIVABLES, NET

Table 3: Details of Trade Receivables, Net
	March 31, 2019	December 31, 2018
	(in thousands)
Trade receivables, gross	$44,695	$39,426
Allowance for cash discounts and doubtful accounts	(710)	(972)
Trade receivables, net	$43,985	$38,454
Trade receivables are recorded net of credit memos issued during the normal course of business.

4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	March 31, 2019	December 31, 2018
	(in thousands)
Finished products	$7,760	$6,700
Raw materials	22,297	18,388
Supplies and other	7,456	7,137
Inventories, net	$37,513	$32,225
5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	March 31, 2019	December 31, 2018
	(in thousands)
Land	$13,186	$13,185
Buildings	120,118	118,076
Plant machinery	293,313	292,219
Mobile equipment	15,468	15,163
Construction in progress	25,520	23,566
Property, plant and equipment, at cost	467,605	462,209
Accumulated depreciation	(181,904)	(173,841)
Property, plant and equipment, net	$285,701	$288,368
Depreciation expense was $8.2 million and $8.1 million for the three months ended March 31, 2019 and 2018, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,310	$(67,702)	$48,608	$116,180	$(65,738)	$50,442
Purchased software	8,736	(5,657)	3,079	8,225	(5,507)	2,718
Trademarks	14,789	(5,505)	9,284	14,772	(5,252)	9,520
Total	$139,835	$(78,864)	$60,971	$139,177	$(76,497)	$62,680
Amortization expense was $2.3 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of March 31, 2019
(in thousands)
April 1, 2019 through December 31, 2019	$6,935
2020	8,662
2021	7,761
2022	6,987
2023	6,104
Thereafter	24,522
Total	$60,971

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
Paperboard liner purchased from Seven Hills was $13.5 million and $12.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had certain purchase commitments for paper totaling $35.5 million through 2022.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	March 31, 2019	December 31, 2018
	(in thousands)
Employee-related costs	$3,497	$10,768
Property taxes	664	82
Other taxes	477	351
Other	957	1,614
Accrued and other liabilities	$5,595	$12,815

9. DEBT

Table 9.1: Details of Debt
	March 31, 2019	December 31, 2018
	(in thousands)
Amended and Restated Credit Agreement (1)	$251,978	$252,658
Industrial revenue bonds (2)	16,200	16,200
Less: Original issue discount (net of amortization)	(1,223)	(1,285)
Less: Debt issuance costs	(3,815)	(4,018)
Total debt	263,140	263,555
Less: Current portion of long-term debt	(1,720)	(1,669)
Long-term debt	$261,420	$261,886

(1)	As of March 31, 2019 and December 31, 2018, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.00%.

(2)
As of March 31, 2019 and December 31, 2018, Industrial revenue bonds had a maturity date of December 1, 2025 and an interest rate of LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders.

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
During both the three months ended March 31, 2019 and 2018, the Company made $0.7 million of scheduled mandatory principal payments. Because the Company attained a total leverage ratio of less than 1.1 to 1 during the fourth quarter of 2018, the interest rate was further reduced pursuant to the terms of the Amended and Restated Credit Agreement to LIBOR plus 2.00% as of December 31, 2018. As of March 31, 2019, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 5.0%.
In December 2018, the Company completed a financing of industrial revenue bonds due 2025 with a total commitment of $28 million. The bonds were issued by the County of Campbell, Kentucky and Putnam County Development Authority, pursuant to a trust indenture between the issuers and Huntington National Bank, as trustee. Proceeds of the bonds are loaned by the issuers to the Company under a loan agreement, whereby the Company is obligated to make loan payments to the issuers sufficient to pay all debt service and expenses related to the bonds. The Company's obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders. The loan agreement contains restrictions and covenants on our operations that are consistent with those contained in the Amended and Restated Credit Agreement mentioned below.
There were no amounts outstanding under the Revolver as of March 31, 2019 or 2018. Interest under the Revolver is floating, based on LIBOR plus 2.25%. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of March 31, 2019, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.6 million.

Table 9.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
April 1, 2019 through December 31, 2019	$2,036
2020	5,326
2021	6,196
2022	6,196
2023	245,074
Thereafter	3,350
Total Payments	$268,178
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company's debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at March 31, 2019, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at March 31, 2019. The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of March 31, 2019.
10. DERIVATIVE INSTRUMENTS
Commodity Derivative Instruments
As of March 31, 2019, the Company had 2.4 million mmBTUs (millions of British Thermal Units) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by January 31, 2020. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, "Derivatives – Hedging". No ineffectiveness was recorded on these contracts during the three months ended March 31, 2019 and 2018.
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
On March 29, 2018, the Company terminated its interest rate swap agreements that were previously designated as a cash flow hedge and received $3.2 million in cash, the fair value of the swap on the termination date. The unrealized gain at termination remains in accumulated other comprehensive income and will be amortized into interest expense over the life of the original hedged instrument. During three months ended March 31, 2019, $0.2 million of unrealized gain, net of tax was amortized into interest expense. Also on March 29, 2018, the Company entered into new interest rate swap agreements for a combined notional amount of $100.0 million, which expire on September 30, 2020 and hedge the floating LIBOR on a portion of the Term Loan to an average fixed rate of 2.46% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. No ineffectiveness was recorded on these contracts during the three months ended March 31, 2019 and 2018.

Table 10.1: Details of Derivatives Fair Value
	March 31, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$—	$86
Commodity hedges	101	61
Total assets	$101	$147
Liabilities
Interest rate swap	$223	$—
Commodity hedges	27	105
Total liabilities	$250	$105

Table 10.2: Gains/(losses) on Derivatives
	For the Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	Gain/(loss) recognized in AOCI on derivatives (effective portion), net of tax		Gain/(loss) reclassified from AOCI into income (effective portion), net of tax
	(in thousands)
Interest rate swap	$(161)	$831	$303	$70
Commodity hedges	41	241	(45)	(97)
Total	$(120)	$1,072	$258	$(27)
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. As of March 31, 2019, the Company's derivatives were in a $0.1 million net liability position and recorded in Other current assets and Other current liabilities. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of March 31, 2019, the Company had no collateral posted with its counterparties related to the derivatives.
11. LEASES
The Company leases certain buildings and equipment. The Company's facility and equipment leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. Certain building leases also include options to renew, with renewal terms that can extend the lease term up to 5 years. The exercise of lease renewal options is at the Company's sole discretion.

Table 11.1: Components of lease expense
	For the Three Months Ended,
	March 31, 2019	March 31, 2018
	(in thousands)
Operating lease cost	$101	$99
Short term lease cost	511	735
Total lease cost	$612	$834

Table 11.2: Maturities of lease liabilities
Operating leases
(in thousands)
April 1, 2019 through December 31, 2019	$468
2020	637
2021	600
2022	—
2023	—
Total lease payments	$1,705
Less imputed interest	(102)
Present value of lease liabilities	$1,603

Table 11.3: Details of lease term and discount rate
As of March 31, 2019
Weighted-average remaining lease term
Operating leases	3 years
Weighted-average discount rate
Operating leases	4.52%
12. TREASURY STOCK
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
Since the initial authorization, the Company' Board of Directors has expanded and extended the stock repurchase program. The most recent authorization on February 21, 2018 expanded the program to a total of $300 million and also extended the expiration date to December 31, 2019. As of March 31, 2019, there was approximately $126.0 million of capacity remaining under this repurchase authorization.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company's earnings per share calculation.

Table 12: Details of Treasury Stock Activity
	March 31, 2019			March 31, 2018
	Shares	Amount (1)	Average Share Price (1)	Shares	Amount (1)	Average Share Price (1)
	(in thousands, except share data)
Beginning Balance	9,070,346	$209,050	$23.05	6,788,817	$143,357	$21.12
Repurchases on open market	191,907	5,005	26.08	530,600	14,550	27.42
Ending Balance	9,262,253	$214,055	$23.11	7,319,417	$157,907	$21.57
(1) Includes commissions paid for repurchases on open market.
13. SHARE-BASED COMPENSATION
On February 19, 2019, the Company granted certain employees 63,772 Restricted Stock Units ("RSUs") that vest ratably over four years from the grant date. All of these grants had a market price on the date of grant of $27.32. Additionally, on February 20, 2019, the Company granted an employee and members of the Board of Directors 23,936 RSUs and 17,100 RSUs, respectively, that vest ratably over a period of four years for the employee and one year for the members of the Board of Directors from the grant date and had a market price on the date of grant of $27.24.

On February 19, 2019 and February 20, 2019, the Company also granted certain employees 30,172 Performance Based RSUs ("PRSUs") and 23,936 PRSUs, respectively. The PRSUs vest on December 31, 2021, with the exact number of PRSUs vesting subject to the achievement of certain performance conditions through December 31, 2020. The number of PRSUs earned will vary from 0% to 240% of the number of PRSUs awarded. The market price on February 19, 2019 was $27.32, and the market price on February 20, 2019 was $27.24.
For both the three months ended March 31, 2019 and 2018, the Company recognized share-based compensation expenses of $0.6 million in expense. The expenses related to share-based compensation awards that were recorded in selling and administrative expenses. As of March 31, 2019, there was $6.9 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, RSUs and PRSUs. This cost is expected to be recognized over a weighted average period of 2.7 years.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 14: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2018	$(5,027)	$1,636	$(3,391)
Other comprehensive income/(loss) before reclassifications	324	(120)	204
Amounts reclassified from accumulated other comprehensive loss	—	(258)	(258)
Net current period other comprehensive income/(loss)	324	(378)	(54)
Balance as of March 31, 2019	$(4,703)	$1,258	$(3,445)
15. INCOME TAXES
The Company’s estimated annual effective tax rate is 22.5%. The Company is subject to federal income taxes and various state, provincial and local income taxes. The Company is subject to audit examinations at the U.S. federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.

16. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. For the three months ended March 31, 2019 and 2018 respectively, approximately 82,253 and 62,949 share-based compensation awards were excluded from the weighted average shares outstanding because their impact would be anti-dilutive in the computation of dilutive earnings per share

Table 16: Details of Basic and Dilutive Earnings Per Share
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands, except for per share amounts)
Net income	$15,926	$13,646

Weighted average number of shares outstanding - basic	35,248,280	37,432,782
Effect of dilutive securities:
Restricted stock awards	—	3,509
Restricted stock units	55,515	72,012
Performance restricted stock units	29,775	69,509
Stock options	16,689	27,141
Total effect of dilutive securities	101,979	172,171
Weighted average number of shares outstanding - diluted	35,350,259	37,604,953

Basic earnings per share	$0.45	$0.36
Diluted earnings per share	$0.45	$0.36
17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $20.4 million and $22.4 million for the three months ended March 31, 2019 and 2018, respectively.

Table 17: Details of Purchase Commitments
As of March 31, 2019
(in thousands)
April 1, 2019 through December 31, 2019	$26,734
2020	36,073
2021	35,363
2022	26,832
2023	11,054
Thereafter	48,144
Total	$184,200
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of March 31, 2019 and December 31, 2018, the Company had outstanding letters of credit of approximately $1.4 million.

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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2019 and December 31, 2018, such liabilities were not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.
18. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company's primary reportable segment is wallboard, which represented approximately 97.5% and 96.7% of the Company's revenues for the three months ended March 31, 2019 and 2018, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company's full range of wallboard products.
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

Table 18.1: Segment Reporting
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Net Sales:
Wallboard	$118,944	$112,971
Other	3,088	3,831
Total net sales	$122,032	$116,802
Operating Income:
Wallboard	$23,595	$21,030
Other	(489)	(268)
Total operating income	$23,106	$20,762
Adjustments:
Interest expense	$(2,492)	$(2,720)
Losses from equity investment	(45)	(364)
Other expense, net	(36)	(140)
Income before provision for income taxes	$20,533	$17,538
Depreciation and Amortization:
Wallboard	$10,276	$10,305
Other	244	276
Total depreciation and amortization	$10,520	$10,581

Table 18.2: Details of Net Sales By Geographic Region
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
United States	$116,712	$109,975
Canada	5,320	6,827
Net sales	$122,032	$116,802

Table 18.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
United States	$282,541	$285,202	$646,228	$655,849
Canada	3,160	3,166	17,234	16,532
Total	$285,701	$288,368	$663,462	$672,381

19. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2019 and December 31, 2018, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value. The only assets or liabilities the Company had at March 31, 2019 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Table 19.1: Fair Value Hierarchy - 2019
	As of March 31, 2019
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	101	—	101
Total assets	$—	$101	$—	$101

Liabilities
Interest rate swap	$—	$223	$—	$223
Commodity derivatives	—	27	—	27
Total liabilities	$—	$250	$—	$250

Table 19.2: Fair Value Hierarchy - 2018
	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$86	$—	$86
Commodity derivatives	—	61	—	61
Total assets	$—	$147	$—	$147

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	105	—	105
Total liabilities	$—	$105	$—	$105

20. BUCHANAN PLANT OUTAGE
On January 24, 2019, Company's Buchanan, New York plant experienced a significant equipment malfunction, resulting in an outage at the plant. The plant was off-line while repairs were made through March 15, 2019. While the Buchanan plant was down, the Company increased production at its plants in Silver Grove, Kentucky and Palatka, Florida to offset a portion of the lost production from the Buchanan plant.
The Company has standard insurance coverage that is intended to cover circumstances such as these, including business interruption insurance. The Company's insurance coverage is designed to cover the direct costs of rebuilding the damaged equipment, costs incurred to re-direct products from the Company's other plants, and the lost contribution margin of the sales that otherwise would have been made if the plant was operating normally.

Details of Insurance Claims and Cash Payments Related to Buchanan Outage
	Claim Details			Cash Details
	Claim Amount	Insurance Deductible	Net recovery recorded in first quarter 2019	Cash received in first quarter 2019	Receivable Recorded as of March 31, 2019
	(in thousands)
Rebuild of property, plant and equipment damaged (a)	$1,839	$250	$1,589	$1,589	$—
Directs costs associated with business interruption (b)	2,932	—	2,932	2,661	271
	$4,771	$250	$4,521	$4,250	$271

(a)	The rebuild of property, plant and equipment damaged and related net recovery resulted in a net gain of $1.5 million.

(b)
Direct costs associated with the business interruption include various expenses such as additional freight to ship to customers at greater distances from other plants, additional freight costs to reroute incoming raw materials and other various costs that were incurred as a result of the Buchanan outage and are expected to be covered by the Company's insurance policy. The net recovery of direct costs associated with business interruption were netted against actual costs incurred resulting in a net impact of zero to the income statement.

Details of Gain from insurance recoveries, net
For the Three Months Ended
March 31, 2019
(in thousands)
Cost to rebuild property, plant and equipment (capitalized)	$1,839
Insurance deductible	250
Net recoveries from insurance policy	1,589
Write-off of property, plant and equipment	76
Gain from insurance recoveries, net	$1,513

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," "Selected Historical Financial and Operating Data," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2018 filed with the Securities and Exchange Commission on February 22, 2019 (the "2018 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
Our primary reportable segment is wallboard, which accounted for approximately 97.5% and 96.7% of our net sales for the three months ended March 31, 2019 and 2018, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 18 to the Consolidated Financial Statements for additional information on our reporting segments.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 74% for the three months ended March 31, 2019, compared to 67% for the same period of 2018.
Market Outlook
Industry Analysts' forecasts for 2019 housing starts in the United States included in the April 2019 Blue Chip Economic Indicators are 1.21 million to 1.30 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents an increase of 4% and a decrease of 3% over the 2018 housing starts of 1.25 million. We expect that the R&R and new commercial markets will grow in percentage by low single digits from 2018 to 2019.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 6.3 billion square feet and 5.7 billion square feet for the three months ended March 31, 2019 and 2018, respectively. The 2019 numbers were up 10.2% when compared to 2018. We estimate that industry shipments in the United States for all of 2019 will increase in percentage by low single digits from 24.9 billion square feet in 2018.

Manufacturing and Distribution Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% of our costs of goods sold for the three months ended March 31, 2019, compared to 65% for the three months ended March 31, 2018. Depreciation and amortization represented 11% of our costs of goods sold for the three months ended March 31, 2019, compared to 12% of our cost of goods sold for the three months ended March 31, 2018. Distribution costs to deliver products to our customers represented 25% of our costs of goods sold for the three months ended March 31, 2019, compared to 23% for the three months ended March 31, 2018. Recently we have experienced increases in the costs of freight to deliver products to our customers as a result of capacity issues in the trucking industry. We expect to experience continued inflationary pressures on these costs for the foreseeable future.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 68% of our manufacturing cash costs for the three months ended March 31, 2019, compared to 69% for the three months ended March 31, 2018. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 32% of our manufacturing cash costs for the three months ended March 31, 2019, compared to 31% for the three months ended March 31, 2018. Recently we have experienced increases in the costs of gypsum related to the need to source from additional suppliers at higher delivered costs. We expect to experience continued inflationary pressures on these costs for the foreseeable future.
We currently purchase most of our paperboard liner from Seven Hills, a joint venture between us and WestRock Company. Under the paper supply agreement with Seven Hills, the price of paper adjusts based on changes in the underlying costs of production of the paperboard liner, of which the two most significant are recovered waste paper and natural gas. The largest waste paper source used by the operation is old cardboard containers (known as OCC). Seven Hills has the capacity to supply us with approximately 80% of our paper needs at our full capacity utilization and most of our needs at current capacity utilization on market-based pricing terms. We also purchase additional paper on the spot market or under short-term contracts at competitive prices. See Note 7 to the Consolidated Financial Statements for additional information regarding our investment in Seven Hills.
Results of Operations

Table M1: Results of Operations
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands, except mill net)
Net sales	$122,032	$116,802
Cost of goods sold	90,786	86,616
Gross profit	31,246	30,186
Selling and administrative	9,653	9,424
Gain from insurance recoveries, net of losses incurred	1,513	—
Operating income	23,106	20,762
Other expense, net	(36)	(140)
Interest expense, net	(2,492)	(2,720)
Income before losses from equity method investment and provision for income taxes	20,578	17,902
Losses from equity method investment	(45)	(364)
Income before provision for income taxes	20,533	17,538
Provision for income taxes	(4,607)	(3,892)
Net income	$15,926	$13,646
Other operating data:
Capital expenditures and software purchased or developed	$7,357	$6,437
Wallboard sales volume (million square feet)	649	615
Mill net sales price (1)	$149.48	$151.60

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.

Net Sales. Net sales increased by $5.2 million, up 4.5% from $116.8 million for the three months ended March 31, 2018, to $122.0 million for the three months ended March 31, 2019. The increase was primarily attributable to a $6.3 million favorable impact of higher wallboard volumes, which was partially offset by a $0.7 million decrease in net sales of non-wallboard products, $0.2 million unfavorable impact of changes in foreign currency exchange rates and $0.2 million unfavorable impact due to a lower average net selling price for gypsum wallboard at constant exchange rates.
Cost of Goods Sold. Cost of goods sold increased $4.2 million, up 4.8% from $86.6 million for the three months ended March 31, 2018, to $90.8 million for the three months ended March 31, 2019. Higher wallboard volumes increased input costs and freight costs by $2.0 million and $1.1 million, respectively. In addition, labor cost and maintenance costs increased cost of goods sold by $0.9 million. Higher per unit freight and input costs increased cost of goods sold by $0.7 million. Depreciation and amortization decreased cost of goods sold by $0.1 million. Changes in other components of cost of goods sold resulted in a net decrease of $0.4 million.
Selling and Administrative Expense. Selling and administrative expense increased $0.3 million, up 3.2% from $9.4 million for the three months ended March 31, 2018, to $9.7 million for the three months ended March 31, 2019. The increase was primarily driven by an increase in salary and employee benefit expenses.
Gain from insurance recoveries, net . On January 24, 2019, the Company's Buchanan, New York plant experienced a significant equipment malfunction, and operations at the facility were temporarily suspended while the equipment was repaired and replaced. The Company resumed operations on March 15, 2019. Gain from insurance recoveries, net of losses incurred, relate to $1.8 million of insurance proceeds received for repairs to the Buchanan plant in excess of the $0.3 million for insurance deductible and asset write-off. Various additional expenditures related to the plant outage were netted against insurance coverage on a dollar for dollar basis. See Note 20 to the Consolidated Financial Statements for further details.
Operating Income. Operating income of $23.1 million for the three months ended March 31, 2019 increased by $2.3 million or 11.1% from operating income of $20.8 million for the three months ended March 31, 2018 due to higher net sales, despite the effects of the Buchanan outage. The Company estimates the operating income lost as a result of the outage to be in the range of $4.0 to $5.0 million.
Other Expense, Net.  Other expense, net, decreased by $0.1 million for the three months ended March 31, 2019 due to a decrease in foreign currency exchange loss.
Interest Expense, Net. Interest expense, net, was $2.5 million for the three months ended March 31, 2019, a decrease of $0.2 million from $2.7 million for the three months ended March 31, 2018. The decrease was primarily driven by a $0.3 million increase in interest income on short term liquid investments, a $0.2 million decrease in interest expense on our Term Loan primarily related to decrease in the spread and a $0.1 million increase in capitalized interest. These decreases were partially offset by a $0.4 million increase on the unhedged portion of the Term Loan as a result of the rise in LIBOR.
See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.
Provision for Income Taxes. Provision for income taxes increased $0.7 million to $4.6 million for the three months ended March 31, 2019, compared to $3.9 million in the prior period. The higher provision for income taxes was primarily driven by higher pretax income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. As of March 31, 2019, we had $101.1 million in cash and cash equivalents. We believe that our current cash position, availability under our Revolver, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M2: Net Change in Cash and Cash Equivalents
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Net cash provided by operating activities	$10,636	$13,743
Net cash used in investing activities	(5,670)	(6,610)
Net cash used in financing activities	(6,703)	(15,639)
Effect of foreign exchange rates on cash and cash equivalents	185	(167)
Net change in cash and cash equivalents	$(1,552)	$(8,673)
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $10.6 million and $13.7 million, respectively. The decrease of $3.1 million in 2019 compared to 2018 was primarily driven by a decrease in cash from changes in working capital related to a larger build up of gypsum and paper inventory as a result of the Buchanan plant outage in 2019 compared to 2018. The overall decrease was partially offset by an increase in operating income, primarily from higher revenues.
Net Cash Used In Investing Activities
Net cash used in investing activities for the three months ended March 31, 2019 was $5.7 million, compared to $6.6 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received $1.6 million from insurance recoveries related to the Buchanan plant outage. Capital expenditures and software purchased increased by $1.0 million from $6.4 million in 2018 to $7.4 million in 2019. The remaining increase was driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the three months ended March 31, 2019 and 2018 was $6.7 million and $15.6 million, respectively. The change for the three months ended March 31, 2019 primarily reflects an aggregate of $5.0 million deployed to repurchase common stock in the first quarter 2019, compared to $14.6 million in the same period 2018. See Note 12 to the Consolidated Financial Statements for more detailed discussion of share repurchase activity.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The 2018 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2019.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management's current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in Item 1A. Risk Factors in the 2018 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2018 Form 10-K have not changed materially during the three month period ended March 31, 2019.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended March 31, 2019 to the risk factors previously disclosed in the 2018 Form 10-K.
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

Common Stock Repurchase Activity During the Three Months Ended March 31, 2019
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	191,907	$26.08	191,907	$125,979,872
February 1 - February 28, 2019	—	—	—	125,979,872
March 1 - March 31, 2019	—	—	—	125,979,872
Total	191,907	$26.08	191,907

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

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	May 3, 2019
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	May 3, 2019
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)