Form 10-Q
period 2019-06-30
Continental Building Products, Inc.
filed 2019-08-02
CIK 1592480

As filed with the Securities and Exchange Commission on August 2, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number: 001-36293

CONTINENTAL BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
Delaware							61-1718923
(State or other jurisdiction of incorporation)							(I.R.S Employer Identification No.)
12950 Worldgate Drive	,	Suite 700	,	Herndon	,	VA	20170
(Address of principal executive offices)							(Zip Code)
(703)							480-3800
(Registrant's telephone number, including the area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol (s)	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	CBPX	New York Stock Exchange

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
Yes    ☐    No    ☒

As of August 1, 2019, the registrant had outstanding 34,688,206 shares of the registrant’s common stock, which amount excludes 9,851,553 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands, except share data and per share amounts)
Net sales	$124,206	$139,268	$246,238	$256,070
Cost of goods sold	95,970	98,263	186,756	184,879
Gross profit	28,236	41,005	59,482	71,191
Selling and administrative expense	9,118	10,445	18,771	19,869
Loss on intangible asset impairment	2,911	—	2,911	—
Gain from insurance recoveries, net	—	—	1,513	—
Gain from business interruption insurance	3,238	—	3,238	—
Operating income	19,445	30,560	42,551	51,322
Other expense, net	(66)	(87)	(102)	(227)
Interest expense, net	(2,395)	(2,694)	(4,887)	(5,414)
Income before losses from equity method investment and provision for income taxes	16,984	27,779	37,562	45,681
Losses from equity method investment	(367)	(391)	(412)	(755)
Income before provision for income taxes	16,617	27,388	37,150	44,926
Provision for income taxes	(3,769)	(5,493)	(8,376)	(9,385)
Net income	$12,848	$21,895	$28,774	$35,541

Net income per share:
Basic	$0.37	$0.59	$0.82	$0.96
Diluted	$0.37	$0.59	$0.82	$0.95
Weighted average shares outstanding:
Basic	34,804,588	36,879,774	35,025,208	37,154,750
Diluted	34,870,525	37,027,997	35,109,165	37,314,947
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Net income	$12,848	$21,895	$28,774	$35,541
Foreign currency translation adjustment	305	(313)	629	(795)
Derivative instrument adjustments, net of taxes	(1,662)	452	(2,040)	1,498
Other comprehensive (loss)/income	(1,357)	139	(1,411)	703
Comprehensive income	$11,491	$22,034	$27,363	$36,244
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$110,612	$102,633
Trade receivables, net	39,926	38,454
Inventories, net	33,938	32,225
Prepaid and other current assets	6,742	19,805
Total current assets	191,218	193,117
Property, plant and equipment, net	284,413	288,368
Customer relationships and other intangibles, net	56,051	62,680
Goodwill	119,945	119,945
Equity method investment	7,263	7,975
Operating lease - right of use assets	840	—
Debt issuance costs	206	296
Total Assets	$659,936	$672,381
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$31,650	$48,060
Accrued and other liabilities	9,137	12,815
Debt, current portion	1,709	1,669
Operating lease liabilities, current portion	629	—
Total current liabilities	43,125	62,544
Deferred taxes and other long-term liabilities	19,175	20,204
Debt, non-current portion	261,014	261,886
Operating lease liabilities, non-current portion	834	—
Total Liabilities	324,148	344,634
Shareholders' Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,539,759 and 44,472,214 shares issued and 34,688,206 and 35,401,868 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	328,216	327,515
Less: Treasury stock	(229,073)	(209,050)
Accumulated other comprehensive loss	(4,802)	(3,391)
Accumulated earnings	241,403	212,629
Total Shareholders' Equity	335,788	327,747
Total Liabilities and Shareholders' Equity	$659,936	$672,381
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$28,774	$35,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,091	21,386
Amortization of debt issuance costs and debt discount	616	629
Gain from insurance recoveries, net	(1,513)	—
Loss on intangible asset impairment	2,911	—
Losses from equity method investment	412	755
Amortization of deferred gain on terminated swaps	(579)	(317)
Share-based compensation	1,144	1,611
Change in assets and liabilities:
Trade receivables	(1,492)	(4,647)
Inventories	(1,614)	(2,896)
Prepaid expenses and other current assets	12,989	4,369
Accounts payable	(16,320)	(2,078)
Accrued and other current liabilities	(4,753)	(955)
Other long-term liabilities	(116)	(622)
Net cash provided by operating activities	41,550	52,776
Cash flows from investing activities:
Payments for property, plant and equipment	(12,346)	(13,006)
Payments for intangible assets	(1,019)	(790)
Proceeds from insurance recoveries	1,589	—
Capital contributions to equity method investment	(90)	(438)
Distributions from equity method investment	390	78
Net cash used in investing activities	(11,476)	(14,156)
Cash flows from financing activities:
Proceeds from exercise of stock options	118	11
Tax withholdings on share-based compensation	(1,165)	(547)
Principal payments for debt	(1,358)	(1,358)
Payments to repurchase common stock	(20,023)	(24,562)
Net cash used in financing activities	(22,428)	(26,456)
Effect of foreign exchange rates on cash and cash equivalents	333	(320)
Net change in cash and cash equivalents	7,979	11,844
Cash, beginning of period	102,633	72,521
Cash, end of period	$110,612	$84,365
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2017	37,532,959	$44	$325,391	$(143,357)	$(2,649)	$138,597	$318,026
Net income	—	—	—	—	—	13,646	13,646
Other comprehensive income, net of tax	—	—	—	—	564	—	564
Purchase of treasury shares	(530,600)	—	—	(14,550)	—	—	(14,550)
Stock option exercise	781	—	11	—	—	—	11
Stock-based compensation	85,838	—	213	—	—	—	213
Balance as of March 31, 2018	37,088,978	$44	$325,615	$(157,907)	$(2,085)	$152,243	$317,910
Net income	—	—	—	—	—	21,895	21,895
Other comprehensive income, net of tax	—	—	—	—	139	—	139
Purchase of treasury shares	(344,908)	—	—	(10,012)	—	—	(10,012)
Stock option exercise	2,706	—	—	—	—	—	—
Stock-based compensation	2,103	—	979	—	—	—	979
Balance as of June 30, 2018	36,748,879	$44	$326,594	$(167,919)	$(1,946)	$174,138	$330,911

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2018	35,401,868	$44	$327,515	$(209,050)	$(3,391)	$212,629	$327,747
Net income	—	—	—	—	—	15,926	15,926
Other comprehensive loss, net of tax	—	—	—	—	(54)	—	(54)
Purchase of treasury shares	(191,907)	—	—	(5,005)	—	—	(5,005)
Stock option exercise	6,500	—	118	—	—	—	118
Stock-based compensation	58,571	—	35	—	—	—	35
Balance as of March 31, 2019	35,275,032	$44	$327,668	$(214,055)	$(3,445)	$228,555	$338,767
Net income	—	—	—	—	—	12,848	12,848
Other comprehensive loss, net of tax	—	—	—	—	(1,357)	—	(1,357)
Purchase of treasury shares	(589,300)	—	—	(15,018)	—	—	(15,018)
Stock option exercise	—	—	—	—	—	—	—
Stock-based compensation	2,474	—	548	—	—	—	548
Balance as of June 30, 2019	34,688,206	$44	$328,216	$(229,073)	$(4,802)	$241,403	$335,788

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

(c)	Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash Transactions and Other Activity
	For the Six Months Ended,
	June 30, 2019	June 30, 2018
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash outflows	$307	$299
Other activity:
Acquisition of property, plant and equipment included in liabilities	$2,960	$3,657

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
3. TRADE RECEIVABLES, NET

Table 3: Details of Trade Receivables, Net
	June 30, 2019	December 31, 2018
	(in thousands)
Trade receivables, gross	$40,773	$39,426
Allowance for cash discounts and doubtful accounts	(847)	(972)
Trade receivables, net	$39,926	$38,454

Trade receivables are recorded net of credit memos issued during the normal course of business.

4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	June 30, 2019	December 31, 2018
	(in thousands)
Finished products	$7,937	$6,700
Raw materials	18,525	18,388
Supplies and other	7,476	7,137
Inventories, net	$33,938	$32,225

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	June 30, 2019	December 31, 2018
	(in thousands)
Land	$13,186	$13,185
Buildings	120,411	118,076
Plant machinery	311,739	292,219
Mobile equipment	15,551	15,163
Construction in progress	13,622	23,566
Property, plant and equipment, at cost	474,509	462,209
Accumulated depreciation	(190,096)	(173,841)
Property, plant and equipment, net	$284,413	$288,368

Depreciation expense was $8.3 million and $16.5 million for the three and six months ended June 30, 2019, respectively, compared to $8.3 million and $16.3 million for the three and six months ended June 30, 2018, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,435	$(69,668)	$46,767	$116,180	$(65,738)	$50,442
Purchased software	8,987	(5,837)	3,150	8,225	(5,507)	2,718
Trademarks	10,038	(3,904)	6,134	14,772	(5,252)	9,520
Total	$135,460	$(79,409)	$56,051	$139,177	$(76,497)	$62,680

Amortization expense was $2.3 million and $4.6 million for the three and six months ended June 30, 2019, respectively, compared to $2.5 million and $5.1 million for the three and six months ended June, 2018, respectively. During three months ended June 30, 2019, the Company recognized a non-cash impairment loss of $2.9 million related to two trademarks, which the company discontinued the use of in the branding of its products in the current quarter.

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of June 30, 2019
(in thousands)
July 1, 2019 through December 31, 2019	$4,627
2020	8,354
2021	7,491
2022	6,724
2023	5,794
Thereafter	23,061
Total	$56,051

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
Paperboard liner purchased from Seven Hills was $11.8 million and $25.3 million for the three and six months ended June 30, 2019, respectively, compared to $12.9 million and $25.1 million for the three and six months ended June, 2018, respectively. As of June 30, 2019, the Company had certain purchase commitments for paper totaling $37.9 million through 2022.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	June 30, 2019	December 31, 2018
	(in thousands)
Employee-related costs	$4,438	$10,768
Property taxes	1,164	82
Income tax	286	—
Other taxes	552	351
Other	2,697	1,614
Accrued and other liabilities	$9,137	$12,815

9. DEBT

Table 9.1: Details of Debt
	June 30, 2019	December 31, 2018
	(in thousands)
Amended and Restated Credit Agreement (1)	$251,299	$252,658
Industrial revenue bonds (2)	16,200	16,200
Less: Original issue discount (net of amortization)	(1,159)	(1,285)
Less: Debt issuance costs	(3,617)	(4,018)
Total debt	262,723	263,555
Less: Current portion of long-term debt	(1,709)	(1,669)
Long-term debt	$261,014	$261,886

(1)	As of June 30, 2019 and December 31, 2018, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.00%.

(2)
As of June 30, 2019 and December 31, 2018, Industrial revenue bonds had a maturity date of December 1, 2025 and an interest rate of LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders.

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
On February 21, 2017, the Company repriced its Term Loan lowering its interest rate by 25 basis points to LIBOR plus 2.50%. Subsequently, on December 6, 2017, the Company further repriced its Term Loan lowering its interest rate by an additional 25 basis points to LIBOR plus 2.25% and allowing for a further reduction in the interest rate to LIBOR plus 2.00% based on the attainment of a total leverage ratio of 1.1 or better. All other terms and conditions under the Amended and Restated Credit Agreement remained the same.
During both the six months ended June 30, 2019 and 2018, the Company made $1.4 million of scheduled mandatory principal payments. Because the Company attained a total leverage ratio of less than 1.1 to 1 during the fourth quarter of 2018, the interest rate was further reduced pursuant to the terms of the Amended and Restated Credit Agreement to LIBOR plus 2.00% as of December 31, 2018. As of June 30, 2019, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 4.9%.
In December 2018, the Company completed a financing of industrial revenue bonds due December 1, 2025 with a total commitment of $28 million. The bonds were issued by the County of Campbell, Kentucky and Putnam County Development Authority, pursuant to a trust indenture between the issuers and Huntington National Bank, as trustee. Proceeds of the bonds are loaned by the issuers to the Company under a loan agreement, whereby the Company is obligated to make loan payments to the issuers sufficient to pay all debt service and expenses related to the bonds. The Company's obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders. The loan agreement contains restrictions and covenants on our operations that are consistent with those contained in the Amended and Restated Credit Agreement mentioned below.
There were no amounts outstanding under the Revolver as of June 30, 2019 or December 31, 2018. Interest under the Revolver is floating, based on LIBOR plus 2.25%. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of June 30, 2019, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.6 million.

Table 9.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
July 1, 2019 through December 31, 2019	$1,357
2020	5,326
2021	6,196
2022	6,196
2023	245,074
Thereafter	3,350
Total Payments	$267,499

Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company's debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at June 30, 2019, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at June 30, 2019. The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement and the loan agreement related to the industrial revenue bonds as of June 30, 2019.
10. DERIVATIVE INSTRUMENTS
Commodity Derivative Instruments
As of June 30, 2019, the Company had 3.6 million mmBTUs (millions of British Thermal Units) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by June 30, 2020. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, "Derivatives – Hedging". No ineffectiveness was recorded on these contracts during the three and six months ended June 30, 2019 and 2018.
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
On March 29, 2018, the Company terminated its interest rate swap agreements that were previously designated as a cash flow hedge and received $3.2 million in cash, the fair value of the swap on the termination date. The unrealized gain at termination remains in accumulated other comprehensive income and will be amortized into interest expense over the life of the original hedged instrument. During three and six months ended June 30, 2019, $0.2 million and $0.5 million of unrealized gain, net of tax was amortized into interest expense, compared to $0.2 million for both three and six months ended June 30, 2018. Also on March 29, 2018, the Company entered into new interest rate swap agreements for a combined notional amount of $100.0 million, which expire on September 30, 2020 and hedge the floating LIBOR on a portion of the Term Loan to an average fixed rate of 2.46% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. No ineffectiveness was recorded on these contracts during the three and six months ended June 30, 2019 and 2018.

Table 10.1: Details of Derivatives Fair Value
	June 30, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$—	$86
Commodity hedges	—	61
Total assets	$—	$147
Liabilities
Interest rate swap	$786	$—
Commodity hedges	1,210	105
Total liabilities	$1,996	$105

Table 10.2: Gains/(losses) on Derivatives
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Gain/(loss) recognized in AOCI on derivatives (effective portion), net of tax		Gain/(loss) reclassified from AOCI into income (effective portion), net of tax		Gain/(loss) recognized in AOCI on derivatives (effective portion), net of tax		Gain/(loss) reclassified from AOCI into income (effective portion), net of tax
	(in thousands)
Interest rate swap	$(372)	$297	$292	$139	$(533)	$1,268	$595	$209
Commodity hedges	(1,019)	197	(21)	(97)	(977)	245	(65)	(194)
Total	$(1,391)	$494	$271	$42	$(1,510)	$1,513	$530	$15

Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. As of June 30, 2019, the Company's derivatives were in a $2.0 million net liability position and recorded in Other current liabilities. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of June 30, 2019, the Company had no collateral posted with its counterparties related to the derivatives.
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

Table 11.1: Components of lease expense
	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Operating lease cost	$100	$99	$201	$198
Short term lease cost	564	711	1,075	1,446
Total lease cost	$664	$810	$1,276	$1,644

Table 11.2: Maturities of lease liabilities
Operating leases
(in thousands)
July 1, 2019 through December 31, 2019	$311
2020	637
2021	600
2022	—
2023	—
Total lease payments	$1,548
Less imputed interest	(85)
Present value of lease liabilities	$1,463

Table 11.3: Details of lease term and discount rate
As of June 30, 2019
Weighted-average remaining lease term:
Operating leases	3 years
Weighted-average discount rate:
Operating leases	4.52%

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
Since the initial authorization, the Company' Board of Directors has expanded and extended the stock repurchase program. The most recent authorization on February 21, 2018 expanded the program to a total of $300 million and also extended the expiration date to December 31, 2019. As of June 30, 2019, there was approximately $111.0 million of capacity remaining under this repurchase authorization.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company's earnings per share calculation.

Table 12: Details of Treasury Stock Activity
	June 30, 2019			June 30, 2018
	Shares	Amount (1)	Average Share Price (1)	Shares	Amount (1)	Average Share Price (1)
	(in thousands, except share data)
For the Three Months Ended:
Beginning Balance	9,262,253	$214,055	$23.11	7,319,417	$157,907	$21.57
Repurchases on open market	589,300	15,018	25.48	344,908	10,012	29.03
Ending Balance	9,851,553	$229,073	$23.25	7,664,325	$167,919	$21.91

For the Six Months Ended:
Beginning Balance	9,070,346	$209,050	$23.05	6,788,817	$143,357	$21.12
Repurchases on open market	781,207	20,023	25.63	875,508	24,562	28.05
Ending Balance	9,851,553	$229,073	$23.25	7,664,325	$167,919	$21.91

(1) Includes commissions paid for repurchases on open market.

13. SHARE-BASED COMPENSATION
For the three and six months ended June 30, 2019, the Company recognized share-based compensation expenses of $0.6 million and $1.1 million, respectively, compared to $1.0 million and $1.6 million for the three and six months ended June 30, 2018, respectively. The expenses related to share-based compensation awards were recorded in selling and administrative expenses. As of June 30, 2019, there was $5.6 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.6 years.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 14: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2018	$(5,027)	$1,636	$(3,391)
Other comprehensive income/(loss) before reclassifications	629	(1,510)	(881)
Amounts reclassified from accumulated other comprehensive loss	—	(530)	(530)
Net current period other comprehensive income/(loss)	629	(2,040)	(1,411)
Balance as of June 30, 2019	$(4,398)	$(404)	$(4,802)

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
16. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. For the three and six months ended June 30, 2019, approximately 1,923 and 42,088 share-based compensation awards were excluded from the weighted average shares outstanding because their impact would be anti-dilutive in the computation of dilutive earnings per share. Awards excluded for the same periods in 2018 were zero and 31,474, respectively.

Table 16: Details of Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands, except for share and per share amounts)
Net income	$12,848	$21,895	$28,774	$35,541

Weighted average number of shares outstanding - basic	34,804,588	36,879,774	35,025,208	37,154,750
Effect of dilutive securities:
Restricted stock awards	—	—	—	1,755
Restricted stock units	18,753	56,188	37,134	64,100
Performance-based restricted stock units	31,452	63,799	30,613	66,654
Stock options	15,732	28,236	16,210	27,688
Total effect of dilutive securities	65,937	148,223	83,957	160,197
Weighted average number of shares outstanding - diluted	34,870,525	37,027,997	35,109,165	37,314,947

Basic earnings per share	$0.37	$0.59	$0.82	$0.96
Diluted earnings per share	$0.37	$0.59	$0.82	$0.95

17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $19.5 million and $41.4 million for the three and six months ended June 30, 2019, respectively, compared to $23.3 million and $43.5 million for the three and six months ended June 30, 2018, respectively.

Table 17: Details of Purchase Commitments
As of June 30, 2019
(in thousands)
July 1, 2019 through December 31, 2019	$20,311
2020	38,906
2021	36,591
2022	28,035
2023	12,254
Thereafter	48,144
Total	$184,241
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of June 30, 2019 and December 31, 2018, the Company had outstanding letters of credit of approximately $1.4 million.
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
In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2019 and December 31, 2018, such liabilities were not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.
18. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company's primary reportable segment is wallboard, which represented approximately 97.2% and 97.3% of the Company's revenues for the three and six months ended June 30, 2019, respectively, compared to 97.4% and 97.1% of the Company's revenues for the three and six months ended June 30, 2018, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company's full range of wallboard products.
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

Table 18.1: Segment Reporting
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Net Sales:
Wallboard	$120,748	$135,667	$239,692	$248,638
Other	3,458	3,601	6,546	7,432
Total net sales	$124,206	$139,268	$246,238	$256,070
Operating Income:
Wallboard	$19,886	$31,122	$43,481	$52,152
Other	(441)	(562)	(930)	(830)
Total operating income	$19,445	$30,560	$42,551	$51,322
Adjustments:
Interest expense	$(2,395)	$(2,694)	$(4,887)	$(5,414)
Losses from equity investment	(367)	(391)	(412)	(755)
Other expense, net	(66)	(87)	(102)	(227)
Income before provision for income taxes	$16,617	$27,388	$37,150	$44,926
Depreciation and Amortization:
Wallboard	$10,328	$10,411	$20,603	$20,717
Other	243	394	488	669
Total depreciation and amortization	$10,571	$10,805	$21,091	$21,386

Table 18.2: Details of Net Sales By Geographic Region
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
United States	$118,195	$132,513	$234,906	$242,488
Canada	6,011	6,755	11,332	13,582
Net sales	$124,206	$139,268	$246,238	$256,070

Table 18.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in thousands)
United States	$281,268	$285,202	$642,840	$655,849
Canada	3,145	3,166	17,096	16,532
Total	$284,413	$288,368	$659,936	$672,381

19. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2019 and December 31, 2018, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value. The only assets or liabilities the Company had at June 30, 2019 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Table 19.1: Fair Value Hierarchy - 2019
	As of June 30, 2019
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	—	—	—
Total assets	$—	$—	$—	$—

Liabilities
Interest rate swap	$—	$786	$—	$786
Commodity derivatives	—	1,210	—	1,210
Total liabilities	$—	$1,996	$—	$1,996

Table 19.2: Fair Value Hierarchy - 2018
	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$86	$—	$86
Commodity derivatives	—	61	—	61
Total assets	$—	$147	$—	$147

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	105	—	105
Total liabilities	$—	$105	$—	$105

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
During the three months ended June 30, 2019, the Company recorded $3.2 million to compensate for operating income associated with the lost sales from business interruption that otherwise would have been made if the plant had been operating normally. The Company is working closely with its insurance advisers and carrier to finalize the claim associated with business interruption coverage.

Table 20.1: Details of Insurance Claims and Cash Payments Related to Buchanan Outage Excluding Amounts Received from Business Interruption for Lost Operating Income Associated with Lost Sales
	Claim Details			Cash Details
	Claim Amount	Insurance Deductible	Net recovery recorded in six months ended June 30, 2019	Cash received in the six months ended June 30, 2019	Receivable Recorded as of June 30, 2019
	(in thousands)
Rebuild property, plant and equipment damaged (a)	$1,839	$250	$1,589	$1,589	$—
Directs costs associated with business interruption (b)	3,015	—	3,015	2,377	638
	$4,854	$250	$4,604	$3,966	$638

(a)	The rebuild of property, plant and equipment damaged and related net recovery resulted in a net gain of $1.5 million.

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

Table 20.2: Details of Gain from Insurance Recoveries, Net
For the Six Months Ended
June 30, 2019
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
Our primary reportable segment is wallboard, which accounted for approximately 97.2% and 97.3% of our net sales for the three and six months ended June 30, 2019, respectively, compared to 97.4% and 97.1% of our net sales for the three and six months ended June 30, 2018, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 18 to the Consolidated Financial Statements for additional information on our reporting segments.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 77% and 75% for the three and six months ended June 30, 2019, respectively, compared to 81% and 74% for the same period of 2018.
Market Outlook
Industry Analysts' forecasts for 2019 housing starts in the United States included in the June 2019 Blue Chip Economic Indicators are 1.17 million to 1.28 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents a decrease of 6% to an increase of 2% over the 2018 housing starts of 1.25 million. We expect that the R&R and new commercial markets will grow in percentage by low single digits from 2018 to 2019.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 6.5 billion square feet and 6.9 billion square feet for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, industry shipments were 12.8 billion square feet, up 1.6% from the same prior year period. We estimate that industry shipments in the United States for all of 2019 will increase in percentage by low single digits from 24.9 billion square feet in 2018.

Manufacturing and Distribution Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 64% of our costs of goods sold for both the three and six months ended June 30, 2019 and 2018. Depreciation and amortization represented 11% of our costs of goods sold for both the three and six months ended June 30, 2019 and 2018. Distribution costs to deliver products to our customers represented 25% of our costs of goods sold for both the three and six months ended June 30, 2019 and 2018.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 69% of our manufacturing cash costs for both the three and six months ended June 30, 2019 and 2018. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 31% of our manufacturing cash costs for both the three and six months ended June 30, 2019 and 2018. Recently we have experienced increases in the costs of gypsum related to the need to source from additional suppliers at higher delivered costs. We expect to experience continued inflationary pressures on these costs for the foreseeable future.
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

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands, except mill net)
Net sales	$124,206	$139,268	$246,238	$256,070
Cost of goods sold	95,970	98,263	186,756	184,879
Gross profit	28,236	41,005	59,482	71,191
Selling and administrative expense	9,118	10,445	18,771	19,869
Loss on intangible asset impairment	2,911	—	2,911	—
Gain from insurance recoveries, net	—	—	1,513	—
Gain from business interruption insurance	3,238	—	3,238	—
Operating income	19,445	30,560	42,551	51,322
Other expense, net	(66)	(87)	(102)	(227)
Interest expense, net	(2,395)	(2,694)	(4,887)	(5,414)
Income before losses from equity method investment and provision for income taxes	16,984	27,779	37,562	45,681
Losses from equity method investment	(367)	(391)	(412)	(755)
Income before provision for income taxes	16,617	27,388	37,150	44,926
Provision for income taxes	(3,769)	(5,493)	(8,376)	(9,385)
Net income	$12,848	$21,895	$28,774	$35,541
Other operating data:
Capital expenditures and software purchased or developed	$6,008	$7,359	$13,365	$13,796
Wallboard sales volume (million square feet)	678	722	1,327	1,337
Mill net sales price (1)	$143.77	$153.88	$146.57	$152.83

(1)	Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net Sales. Net sales decreased by $15.1 million, down 10.8% from $139.3 million for the three months ended June 30, 2018, to $124.2 million for the three months ended June 30, 2019. The decrease was primarily attributable to a $8.4 million unfavorable impact of lower wallboard volumes driven by lower demand in the United States and Canada and a $6.4 million unfavorable impact of a decrease in the average net selling price for gypsum wallboard at constant exchange rates. The remaining decrease is related to unfavorable impacts of changes in foreign currency exchange rates and lower non-wallboard products sales.
Cost of Goods Sold. Cost of goods sold decreased $2.3 million, down 2.3% from $98.3 million for the three months ended June 30, 2018, to $96.0 million for the three months ended June 30, 2019. Lower wallboard volumes decreased input costs and freight costs by $2.6 million and $1.5 million, respectively. In addition, lower depreciation and amortization decreased cost of goods sold by $0.3 million. The overall decrease was partially offset by higher per unit freight and input costs, which increased cost of goods sold by $2.1 million.
Selling and Administrative Expense. Selling and administrative expense decreased $1.3 million, down 12.5% from $10.4 million for the three months ended June 30, 2018, to $9.1 million for the three months ended June 30, 2019. The decrease was primarily driven by lower bonus and stock compensation expenses.
Loss on intangible asset impairment. During the second quarter of 2019, the Company recorded a $2.9 million non-cash impairment loss related to two of its trademarks, which it discontinued the use of in the branding of its products.
Gain from business interruption insurance. During the second quarter of 2019, the Company recorded a gain of $3.2 million related to lost profits as a result of Buchanan plant outage in the first quarter of 2019. See Note 20 to the Consolidated Financial Statements for further details.
Operating Income. Operating income of $19.4 million for the three months ended June 30, 2019 decreased by $11.2 million or 36.6% from operating income of $30.6 million for the three months ended June 30, 2018 primarily due to lower volume and average net sales price, cost inflation, and the recognition of a one time non-cash impairment loss, partially offset by insurance proceeds for business interruption and lower bonus and stock compensation expenses.
Other Expense, Net.  Other expense, net, was materially consistent when compared to prior year.
Interest Expense, Net. Interest expense, net, was $2.4 million for the three months ended June 30, 2019, a decrease of $0.3 million from $2.7 million for the three months ended June 30, 2018. The decrease was primarily driven by a $0.2 million increase in interest income on short term liquid investments, a $0.2 million decrease in interest expense on our Term Loan primarily related to decrease in the spread, a $0.1 million decrease due to the replacement of some of the Term Loan with industrial revenue bonds that have lower interest rates, and a $0.1 million increase in capitalized interest. These decreases were partially offset by a $0.3 million increase on the unhedged portion of the Term Loan as a result of the rise in LIBOR.
See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.
Provision for Income Taxes. Provision for income taxes decreased $1.7 million to $3.8 million for the three months ended June 30, 2019, compared to $5.5 million in the prior period. The lower provision for income taxes was primarily driven by lower pretax income.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales. Net sales decreased by $9.9 million, down 3.9% from $256.1 million for the six months ended June 30, 2018, to $246.2 million for the six months ended June 30, 2019. The decrease was primarily attributable to a $6.7 million unfavorable impact of a lower average net selling price for gypsum wallboard at constant exchange rates and a $1.9 million unfavorable impact of lower wallboard volumes. In addition, there were unfavorable impacts of $0.9 million related to non-wallboard products and $0.4 million related to foreign currency exchange rates.
Cost of Goods Sold. Cost of goods sold increased $1.9 million, up 1.0% from $184.9 million for the six months ended June 30, 2018, to $186.8 million for the six months ended June 30, 2019. Higher per unit freight and input costs increased cost of goods sold by $2.8 million. The overall increase was partially offset by lower wallboard volumes which had favorable impact on input costs and freight costs of $0.6 million and $0.3 million, respectively.
Selling and Administrative Expense. Selling and administrative expense decreased $1.1 million, down 5.5% from $19.9 million for the six months ended June 30, 2018, to $18.8 million for the six months ended June 30, 2019. The decrease was primarily driven by lower bonus and stock compensation expenses.
Loss on intangible asset impairment. During the second quarter of 2019, the Company recorded a $2.9 million non-cash impairment loss related to two of its trademarks, which it discontinued the use of in the branding of its products.
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
Gain from business interruption insurance. During the second quarter of 2019, the Company recorded a gain of $3.2 million related to lost profits as a result of the Buchanan plant outage in the first quarter of 2019. See Note 20 to the Consolidated Financial Statements for further details.
Operating Income. Operating income of $42.6 million for the six months ended June 30, 2019 decreased by $8.7 million or 17.0% from operating income of $51.3 million for the six months ended June 30, 2018 due to a lower average net sales price, cost inflation, and the recognition of a one time non-cash impairment loss, partially offset by the gain from insurance recoveries and a decrease in bonus and stock compensation expenses.
Other Expense, Net.  Other expense, net, decreased by $0.1 million for the six months ended June 30, 2019.
Interest Expense, Net. Interest expense, net, was $4.9 million for the six months ended June 30, 2019, a decrease of $0.5 million from $5.4 million for the six months ended June 30, 2018. The decrease was primarily driven by a $0.4 million increase in interest income on short term liquid investments, a $0.3 million decrease in interest expense on our Term Loan primarily related to decrease in the spread, a $0.2 million increase in capitalized interest, a $0.1 million decrease related to lower average outstanding borrowings compared to 2018, and a $0.1 million decrease due to the replacement of some of the

Term Loan with industrial revenue bonds that have lower interest rates. These decreases were partially offset by a $0.6 million increase on the unhedged portion of the Term Loan as a result of the rise in LIBOR.
See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.
Provision for Income Taxes. Provision for income taxes decreased $1.0 million to $8.4 million for the six months ended June 30, 2019, compared to $9.4 million in the prior period. The lower provision for income taxes was primarily driven by lower pretax income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. As of June 30, 2019, we had $110.6 million in cash and cash equivalents. We believe that our current cash position, availability under our Revolver, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M2: Net Change in Cash and Cash Equivalents
	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Net cash provided by operating activities	$41,550	$52,776
Net cash used in investing activities	(11,476)	(14,156)
Net cash used in financing activities	(22,428)	(26,456)
Effect of foreign exchange rates on cash and cash equivalents	333	(320)
Net change in cash and cash equivalents	$7,979	$11,844
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $41.6 million and $52.8 million, respectively. The decrease of $11.2 million in 2019 compared to 2018 was primarily driven by a decrease in operating income due to lower wallboard volumes and a decrease in the average net selling price for gypsum wallboard. The remaining decrease is due to changes in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 was $11.5 million, compared to $14.2 million for the six months ended June 30, 2018. Capital expenditures and software purchased decreased by $0.4 million from $13.8 million in 2018 to $13.4 million in 2019. Capital expenditures in 2019 included $1.8 million to repair the Buchanan plant. The Company received $1.6 million of insurance proceeds, net of the deductible, for reimbursement of these repair costs. The remaining change was driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019 and 2018 was $22.4 million and $26.5 million, respectively. The change for the six months ended June 30, 2019 primarily reflects an aggregate of $20.0 million deployed to repurchase common stock, compared to $24.6 million in the same period 2018. See Note 12 to the Consolidated Financial Statements for more detailed discussion of share repurchase activity.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The 2018 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2018 Form 10-K have not changed materially during the six month period ended June 30, 2019.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended June 30, 2019 to the risk factors previously disclosed in the 2018 Form 10-K.
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

Common Stock Repurchase Activity During the Three Months Ended June 30, 2019
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	489,400	$25.41	489,400	$113,543,831
May 1 - May 31, 2019	99,900	25.84	99,900	110,962,202
June 1 - June 30, 2019	—	—	—	110,962,202
Total	589,300	$25.48	589,300

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation.	(a)

3.2	Second Amended and Restated Bylaws.	(a)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline XBRL.	*

*	Filed herewith.
(a)	Previously filed on May 7, 2019 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	August 2, 2019
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	August 2, 2019
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)