Form 10-Q
period 2019-09-30
Continental Building Products, Inc.
filed 2019-11-12
CIK 1592480

As filed with the Securities and Exchange Commission on November 12, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Yes ☐ No ☒

As of November 10, 2019, the registrant had outstanding 34,688,206 shares of the registrant’s common stock, which amount excludes 9,851,553 shares of common stock held by the registrant as treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Continental Building Products, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands, except share data and per share amounts)
Net sales	$127,439	$131,234	$373,677	$387,304
Cost of goods sold	99,532	94,306	286,288	279,185
Gross profit	27,907	36,928	87,389	108,119
Selling and administrative expense	9,626	9,957	28,397	29,826
Loss on intangible asset impairment	—	—	2,911	—
Gain from insurance recoveries, net	—	—	1,513	—
Gain from business interruption insurance	1,623	—	4,861	—
Operating income	19,904	26,971	62,455	78,293
Other expense, net	(66)	(29)	(168)	(256)
Interest expense, net	(2,220)	(2,549)	(7,107)	(7,963)
Income before losses from equity method investment and provision for income taxes	17,618	24,393	55,180	70,074
Losses from equity method investment	(191)	(393)	(603)	(1,148)
Income before provision for income taxes	17,427	24,000	54,577	68,926
Provision for income taxes	(3,979)	(5,436)	(12,355)	(14,821)
Net income	$13,448	$18,564	$42,222	$54,105

Net income per share:
Basic	$0.39	$0.51	$1.21	$1.46
Diluted	$0.39	$0.50	$1.21	$1.46
Weighted average shares outstanding:
Basic	34,688,206	36,732,746	34,911,640	37,012,536
Diluted	34,775,451	36,918,904	34,996,694	37,181,387
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Net income	$13,448	$18,564	$42,222	$54,105
Foreign currency translation adjustment	(179)	298	450	(496)
Derivative instrument adjustments, net of taxes	(7)	(8)	(2,047)	1,489
Other comprehensive (loss)/income	(186)	290	(1,597)	993
Comprehensive income	$13,262	$18,854	$40,625	$55,098
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$126,433	$102,633
Trade receivables, net	43,098	38,454
Inventories, net	35,486	32,225
Prepaid and other current assets	7,275	19,805
Total current assets	212,292	193,117
Property, plant and equipment, net	281,802	288,368
Customer relationships and other intangibles, net	54,450	62,680
Goodwill	119,945	119,945
Equity method investment	7,216	7,975
Operating lease - right of use assets	760	—
Debt issuance costs	160	296
Total Assets	$676,625	$672,381
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable	$31,037	$48,060
Accrued and other liabilities	13,165	12,815
Debt, current portion	1,695	1,669
Operating lease liabilities, current portion	633	—
Total current liabilities	46,530	62,544
Deferred taxes and other long-term liabilities	19,173	20,204
Debt, non-current portion	260,617	261,886
Operating lease liabilities, non-current portion	690	—
Total Liabilities	327,010	344,634
Shareholders' Equity:
Undesignated preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,539,759 and 44,472,214 shares issued and 34,688,206 and 35,401,868 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	328,781	327,515
Less: Treasury stock	(229,073)	(209,050)
Accumulated other comprehensive loss	(4,988)	(3,391)
Accumulated earnings	254,851	212,629
Total Shareholders' Equity	349,615	327,747
Total Liabilities and Shareholders' Equity	$676,625	$672,381
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$42,222	$54,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,234	32,966
Amortization of debt issuance costs and debt discount	930	931
Gain from insurance recoveries, net	(1,513)	—
Loss on intangible asset impairment	2,911	—
Losses from equity method investment	603	1,148
Amortization of deferred gain on terminated swaps	(873)	(632)
Share-based compensation	1,706	2,459
Deferred taxes	—	(457)
Change in assets and liabilities:
Trade receivables	(4,678)	(914)
Inventories	(3,190)	(7,627)
Prepaid expenses and other current assets	12,453	1,264
Accounts payable	(16,451)	(52)
Accrued and other current liabilities	(433)	1,089
Other long-term liabilities	(176)	(226)
Net cash provided by operating activities	65,745	84,054
Cash flows from investing activities:
Payments for property, plant and equipment	(19,287)	(19,761)
Payments for intangible assets	(1,551)	(1,359)
Proceeds from insurance recoveries	1,589	125
Capital contributions to equity method investment	(407)	(548)
Distributions from equity method investment	564	468
Net cash used in investing activities	(19,092)	(21,075)
Cash flows from financing activities:
Proceeds from exercise of stock options	118	145
Tax withholdings on share-based compensation	(1,165)	(547)
Principal payments for debt	(2,037)	(2,037)
Payments to repurchase common stock	(20,023)	(27,425)
Net cash used in financing activities	(23,107)	(29,864)
Effect of foreign exchange rates on cash and cash equivalents	254	(184)
Net change in cash and cash equivalents	23,800	32,931
Cash, beginning of period	102,633	72,521
Cash, end of period	$126,433	$105,452
See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2017	37,532,959	$44	$325,391	$(143,357)	$(2,649)	$138,597	$318,026
Net income	—	—	—	—	—	13,646	13,646
Other comprehensive income, net of tax	—	—	—	—	564	—	564
Purchase of treasury shares	(530,600)	—	—	(14,550)	—	—	(14,550)
Stock option exercise	781	—	11	—	—	—	11
Stock-based compensation	85,838	—	213	—	—	—	213
Balance as of March 31, 2018	37,088,978	$44	$325,615	$(157,907)	$(2,085)	$152,243	$317,910
Net income	—	—	—	—	—	21,895	21,895
Other comprehensive income, net of tax	—	—	—	—	139	—	139
Purchase of treasury shares	(344,908)	—	—	(10,012)	—	—	(10,012)
Stock option exercise	2,706	—	—	—	—	—	—
Stock-based compensation	2,103	—	979	—	—	—	979
Balance as of June 30, 2018	36,748,879	$44	$326,594	$(167,919)	$(1,946)	$174,138	$330,911
Net income	—	—	—	—	—	18,564	18,564
Other comprehensive income, net of tax	—	—	—	—	290	—	290
Purchase of treasury shares	(76,600)	—	—	(2,863)	—	—	(2,863)
Stock option exercise	9,600	—	199	—	—	—	199
Stock-based compensation	—	—	850	—	—	—	850
Balance as of September 30, 2018	36,681,879	$44	$327,643	$(170,782)	$(1,656)	$192,702	$347,951

See accompanying notes to unaudited consolidated financial statements.

Continental Building Products, Inc.
Consolidated Statements of Changes in Shareholders' Equity - continued
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2018	35,401,868	$44	$327,515	$(209,050)	$(3,391)	$212,629	$327,747
Net income	—	—	—	—	—	15,926	15,926
Other comprehensive loss, net of tax	—	—	—	—	(54)	—	(54)
Purchase of treasury shares	(191,907)	—	—	(5,005)	—	—	(5,005)
Stock option exercise	6,500	—	118	—	—	—	118
Stock-based compensation	58,571	—	35	—	—	—	35
Balance as of March 31, 2019	35,275,032	$44	$327,668	$(214,055)	$(3,445)	$228,555	$338,767
Net income	—	—	—	—	—	12,848	12,848
Other comprehensive loss, net of tax	—	—	—	—	(1,357)	—	(1,357)
Purchase of treasury shares	(589,300)	—	—	(15,018)	—	—	(15,018)
Stock-based compensation	2,474	—	548	—	—	—	548
Balance as of June 30, 2019	34,688,206	$44	$328,216	$(229,073)	$(4,802)	$241,403	$335,788
Net income	—	—	—	—	—	13,448	13,448
Other comprehensive loss, net of tax	—	—	—	—	(186)	—	(186)
Stock-based compensation	—	—	565	—	—	—	565
Balance as of September 30, 2019	34,688,206	$44	$328,781	$(229,073)	$(4,988)	$254,851	$349,615

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
(a)Basis of Presentation
The accompanying consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
(b)Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods presented.
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
(c)Supplemental Cash Flow Disclosure

Table 2.1: Certain Cash Transactions and Other Activity
	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash outflows	$464	$451
Other activity:
Acquisition of property, plant and equipment included in liabilities	$2,486	$3,432
(d) Recent Accounting Pronouncements
Accounting Standards Recently Adopted
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases," as of January 1, 2019. The Company elected the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed the Company to carryforward the historical lease classification. In addition, the Company elected the comparative period practical expedient, which allowed the Company to implement the guidance as of the effective date without having to adjust the comparative financial statements. Instead, under this expedient, companies recognize the cumulative effect adjustment in equity. The Company also made an accounting policy election that leases with an initial term of 12 months or less will not be recorded on the balance sheet and will result in the recognition of those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The adoption of the standard resulted in recognition of approximately $1.0 million in right of use assets and $1.7 million in lease liabilities for operating leases on the Company's Consolidated Balance Sheet, with no impact to its retained earnings, Consolidated Statement of Operations and Consolidated Statement of Cash Flows.
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
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This ASU requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted this ASU. The adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements.
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
3. TRADE RECEIVABLES, NET

Table 3: Details of Trade Receivables, Net
	September 30, 2019	December 31, 2018
	(in thousands)
Trade receivables, gross	$44,042	$39,426
Allowance for cash discounts and doubtful accounts	(944)	(972)
Trade receivables, net	$43,098	$38,454
Trade receivables are recorded net of credit memos issued during the normal course of business.

4. INVENTORIES, NET

Table 4: Details of Inventories, Net
	September 30, 2019	December 31, 2018
	(in thousands)
Finished products	$6,385	$6,700
Raw materials	21,474	18,388
Supplies and other	7,627	7,137
Inventories, net	$35,486	$32,225

5. PROPERTY, PLANT AND EQUIPMENT, NET

Table 5: Details of Property, Plant and Equipment, Net
	September 30, 2019	December 31, 2018
	(in thousands)
Land	$13,186	$13,185
Buildings	120,837	118,076
Plant machinery	311,257	292,219
Mobile equipment	16,538	15,163
Construction in progress	16,070	23,566
Property, plant and equipment, at cost	477,888	462,209
Accumulated depreciation	(196,086)	(173,841)
Property, plant and equipment, net	$281,802	$288,368
Depreciation expense was $9.0 million and $25.5 million for the three and nine months ended September 30, 2019, respectively, compared to $9.1 million and $25.4 million for the three and nine months ended September 30, 2018, respectively.
6. CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLES, NET

Table 6.1: Details of Customer Relationships and Other Intangibles, Net
	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$116,363	$(71,453)	$44,910	$116,180	$(65,738)	$50,442
Purchased software	9,561	(5,984)	3,577	8,225	(5,507)	2,718
Trademarks	10,032	(4,069)	5,963	14,772	(5,252)	9,520
Total	$135,956	$(81,506)	$54,450	$139,177	$(76,497)	$62,680
Amortization expense was $2.1 million and $6.8 million for the three and nine months ended September 30, 2019, respectively, compared to $2.5 million and $7.5 million for the three and nine months ended September 30, 2018, respectively.

Table 6.2: Details of Future Amortization Expense of Customer Relationships and Other Intangibles
As of September 30, 2019
(in thousands)
October 1, 2019 through December 31, 2019	$2,395
2020	8,432
2021	7,677
2022	7,107
2023	5,789
Thereafter	23,050
Total	$54,450

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
Paperboard liner purchased from Seven Hills was $12.8 million and $38.2 million for the three and nine months ended September 30, 2019, respectively, compared to $12.3 million and $37.4 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had certain purchase commitments for paper from Seven Hills totaling $29.5 million through 2022.
8. ACCRUED AND OTHER LIABILITIES

Table 8: Details of Accrued and Other Liabilities
	September 30, 2019	December 31, 2018
	(in thousands)
Employee-related costs	$6,656	$10,768
Property taxes	1,731	82
Income tax	2,011	—
Other taxes	461	351
Other	2,306	1,614
Accrued and other liabilities	$13,165	$12,815

9. DEBT

Table 9.1: Details of Debt
	September 30, 2019	December 31, 2018
	(in thousands)
Amended and Restated Credit Agreement (1)	$250,620	$252,658
Industrial revenue bonds (2)	16,200	16,200
Less: Original issue discount (net of amortization)	(1,092)	(1,285)
Less: Debt issuance costs	(3,416)	(4,018)
Total debt	262,312	263,555
Less: Current portion of long-term debt	(1,695)	(1,669)
Long-term debt	$260,617	$261,886
(1)As of September 30, 2019 and December 31, 2018, the Amended and Restated Credit Agreement, as amended, had a maturity date of August 18, 2023 and an interest rate of LIBOR (with a 0.75% floor) plus 2.00%.
(2)As of September 30, 2019 and December 31, 2018, Industrial revenue bonds had a maturity date of December 1, 2025 and an interest rate of LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders.
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
During both the nine months ended September 30, 2019 and 2018, the Company made $2.0 million of scheduled mandatory principal payments. Because the Company attained a total leverage ratio of less than 1.1 to 1 during the fourth quarter of 2018, the interest rate was further reduced pursuant to the terms of the Amended and Restated Credit Agreement to LIBOR plus 2.00% as of December 31, 2018. As of September 30, 2019, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 4.5%.
In December 2018, the Company completed a financing of industrial revenue bonds due December 1, 2025 with a total commitment of $28.0 million. The bonds were issued by the County of Campbell, Kentucky and Putnam County Development Authority, pursuant to a trust indenture between the issuers and Huntington National Bank, as trustee. Proceeds of the bonds are loaned by the issuers to the Company under a loan agreement, whereby the Company is obligated to make loan payments to the issuers sufficient to pay all debt service and expenses related to the bonds. The Company's obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR plus 1.50% less an approximate 20 percent reduction in the rate related to the tax-free interest income to the bond holders. The loan agreement contains restrictions and covenants on our operations that are consistent with those contained in the Amended and Restated Credit Agreement mentioned below.
There were no amounts outstanding under the Revolver as of September 30, 2019 or December 31, 2018. Interest under the Revolver is floating, based on LIBOR plus 2.25%. In addition, the Company pays a facility fee of 50 basis points per annum on the total capacity under the Revolver. Availability under the Revolver as of September 30, 2019, based on draws and outstanding letters of credit and absence of violations of covenants, was $73.7 million.

Table 9.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
October 1, 2019 through December 31, 2019	$678
2020	5,326
2021	6,196
2022	6,196
2023	245,074
Thereafter	3,350
Total Payments	$266,820
Under the terms of the Amended and Restated Credit Agreement, the Company is required to comply with certain covenants, including among others, the limitation of indebtedness, limitation on liens, and limitations on certain cash distributions. One single financial covenant governs all of the Company's debt and only applies if the outstanding borrowings of the Revolver plus outstanding letters of credit are greater than $22.5 million as of the end of the quarter. The financial covenant is a total leverage ratio calculation, in which total debt less outstanding cash is divided by adjusted earnings before interest, taxes, depreciation and amortization. As the sum of outstanding borrowings under the Revolver and outstanding letters of credit were less than $22.5 million at September 30, 2019, the total leverage ratio of no greater than 5.0 under the financial covenant was not applicable at September 30, 2019. The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement and the loan agreement related to the industrial revenue bonds as of September 30, 2019.
10. DERIVATIVE INSTRUMENTS
Commodity Derivative Instruments
As of September 30, 2019, the Company had 3.0 million mmBTUs (millions of British Thermal Units) in aggregate notional amount outstanding natural gas swap contracts to manage commodity price exposures. All of these contracts mature by September 30, 2020. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, "Derivatives – Hedging". No ineffectiveness was recorded on these contracts during the three and nine months ended September 30, 2019 and 2018.
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
On March 29, 2018, the Company terminated its interest rate swap agreements that were previously designated as a cash flow hedge and received $3.2 million in cash, the fair value of the swap on the termination date. The unrealized gain at termination remains in accumulated other comprehensive income and will be amortized into interest expense over the life of the original hedged instrument. During the three and nine months ended September 30, 2019, $0.2 million and $0.7 million of the unrealized gain, net of tax related to the terminated swaps was amortized into interest expense, compared to $0.2 million and $0.5 million for the same periods of 2018. Also on March 29, 2018, the Company entered into new interest rate swap agreements for a combined notional amount of $100.0 million, which expire on September 30, 2020 and hedge the floating LIBOR on a portion of the Term Loan to an average fixed rate of 2.46% and LIBOR floor of 0.75%. The Company elected to designate these interest rate swaps as cash flow hedges for accounting purposes. No ineffectiveness was recorded on these contracts during the three and nine months ended September 30, 2019 and 2018.

Table 10.1: Details of Derivatives Fair Value
	September 30, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$—	$86
Commodity hedges	1	61
Total assets	$1	$147
Liabilities
Interest rate swap	$777	$—
Commodity hedges	934	105
Total liabilities	$1,711	$105

Table 10.2: Gains/(losses) on Derivatives
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Gain/(loss) recognized in AOCI on derivatives (effective portion), net of tax		Gain/(loss) reclassified from AOCI into income (effective portion), net of tax		Gain/(loss) recognized in AOCI on derivatives (effective portion), net of tax		Gain/(loss) reclassified from AOCI into income (effective portion), net of tax
	(in thousands)
Interest rate swap	$(32)	$145	$190	$169	$(693)	$1,413	$657	$379
Commodity hedges	(212)	7	(427)	(9)	(1,190)	251	(493)	(204)
Total	$(244)	$152	$(237)	$160	$(1,883)	$1,664	$164	$175
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparties to the Company's derivative instruments. As of September 30, 2019, the Company's derivatives were in a $1.7 million net liability position and recorded in other current liabilities. All of the Company's counterparties have investment grade credit ratings; accordingly, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. The Company's agreements outline the conditions upon which it or the counterparties are required to post collateral. As of September 30, 2019, the Company had no collateral posted with its counterparties related to the derivatives.
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

Table 11.1: Components of lease expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Operating lease cost	$118	$98	$319	$296
Short term lease cost	519	468	1,594	1,914
Total lease cost	$637	$566	$1,913	$2,210

Table 11.2: Maturities of lease liabilities
Operating leases
(in thousands)
October 1, 2019 through December 31, 2019	$156
2020	637
2021	600
2022	—
2023	—
Total lease payments	$1,393
Less imputed interest	(70)
Present value of lease liabilities	$1,323

Table 11.3: Details of lease term and discount rate
As of September 30, 2019
Weighted-average remaining lease term:
Operating leases	3 years
Weighted-average discount rate:
Operating leases	4.52%

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
Since the initial authorization, the Company' Board of Directors has expanded and extended the stock repurchase program. The most recent authorization on February 21, 2018 expanded the program to a total of $300 million and also extended the expiration date to December 31, 2019. As of September 30, 2019, there was approximately $111.0 million of capacity remaining under this repurchase authorization.
All repurchased shares are held in treasury, reducing the number of shares of common stock outstanding and used in the Company's earnings per share calculation.

Table 12: Details of Treasury Stock Activity
	September 30, 2019			September 30, 2018
	Shares	Amount (1)	Average Share Price (1)	Shares	Amount (1)	Average Share Price (1)
	(in thousands, except share and share price data)
For the Three Months Ended:
Beginning Balance	9,851,553	$229,073	$23.25	7,664,325	$167,919	$21.91
Repurchases on open market	—	—	—	76,600	2,863	37.38
Ending Balance	9,851,553	$229,073	$23.25	7,740,925	$170,782	$22.06

For the Nine Months Ended:
Beginning Balance	9,070,346	$209,050	$23.05	6,788,817	$143,357	$21.12
Repurchases on open market	781,207	20,023	25.63	952,108	27,425	28.80
Ending Balance	9,851,553	$229,073	$23.25	7,740,925	$170,782	$22.06

(1) Includes commissions paid for repurchases on open market.

13. SHARE-BASED COMPENSATION
For the three and nine months ended September 30, 2019, the Company recognized share-based compensation expenses of $0.6 million and $1.7 million, respectively, compared to $0.8 million and $2.5 million for the three and nine months ended September 30, 2018, respectively. The expenses related to share-based compensation awards were recorded in selling and administrative expenses. As of September 30, 2019, there was $4.2 million of total unrecognized compensation cost related to non-vested stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 14: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of December 31, 2018	$(5,027)	$1,636	$(3,391)
Other comprehensive income/(loss) before reclassifications	450	(1,883)	(1,433)
Amounts reclassified from accumulated other comprehensive loss	—	(164)	(164)
Net current period other comprehensive income/(loss)	450	(2,047)	(1,597)
Balance as of September 30, 2019	$(4,577)	$(411)	$(4,988)

15. INCOME TAXES
The Company’s estimated annual effective tax rate is 22.4%. The Company is subject to federal income taxes and various state, provincial and local income taxes. The Company is subject to audit examinations at the U.S. federal, state and local levels by tax authorities in those jurisdictions. In addition, the Canadian operations are subject to audit examinations at federal and provincial levels by tax authorities in those jurisdictions. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of any challenges would be subject to uncertainty. The Company has not identified any issues that did not meet the recognition threshold or would be impacted by the measurement provisions of the uncertain tax position guidance.
16. EARNINGS PER SHARE
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive securities. Potentially dilutive common stock has no effect on income available to common stockholders. There were no anti-dilutive awards during the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, awards that had an anti-dilutive impact on the Company's dilutive earnings per share computation excluded from the weighted average shares outstanding were 28,000 and 21,000, respectively.

Table 16: Details of Basic and Dilutive Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands, except for share and per share amounts)
Net income	$13,448	$18,564	$42,222	$54,105

Weighted average number of shares outstanding - basic	34,688,206	36,732,746	34,911,640	37,012,536
Effect of dilutive securities:
Restricted stock awards	—	—	—	1,170
Restricted stock units	37,656	89,750	37,308	72,650
Performance-based restricted stock units	33,809	68,384	31,679	67,231
Stock options	15,780	28,024	16,067	27,800
Total effect of dilutive securities	87,245	186,158	85,054	168,851
Weighted average number of shares outstanding - diluted	34,775,451	36,918,904	34,996,694	37,181,387

Basic earnings per share	$0.39	$0.51	$1.21	$1.46
Diluted earnings per share	$0.39	$0.50	$1.21	$1.46

17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has non-capital purchase commitments that primarily relate to gas, gypsum, paper and other raw materials. The total amounts purchased under such commitments were $20.8 million and $62.2 million for the three and nine months ended September 30, 2019, respectively, compared to $22.7 million and $69.5 million for the three and nine months ended September 30, 2018, respectively.

Table 17: Details of Purchase Commitments
As of September 30, 2019
(in thousands)
October 1, 2019 through December 31, 2019	$11,460
2020	44,533
2021	42,358
2022	28,033
2023	12,254
Thereafter	48,144
Total	$186,782
Contingent obligations
Under certain circumstances, the Company provides letters of credit related to its natural gas and other supply purchases. As of September 30, 2019 and December 31, 2018, the Company had outstanding letters of credit of approximately $1.3 million and $1.4 million, respectively.
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

In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total liability for these legal actions and claims cannot be determined with certainty. When the Company determines that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2019 and December 31, 2018, such liabilities were not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. While management believes its accruals for such liabilities are adequate, the Company may incur costs in excess of the amounts provided. Although the ultimate amount of liability that may result from these matters or actions is not ascertainable, any amounts exceeding the recorded accruals are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.
18. SEGMENT REPORTING
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. The Company's primary reportable segment is wallboard, which represented approximately 97.4% of the Company's revenues for both the three and nine months ended September 30, 2019, compared to 97.6% and 97.3% of the Company's revenues for the three and nine months ended September 30, 2018, respectively. This segment produces wallboard for the commercial and residential construction sectors. The Company also manufactures finishing products, which complement the Company's full range of wallboard products.
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

Table 18.1: Segment Reporting
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Net Sales:
Wallboard	$124,145	$128,101	$363,837	$376,739
Other	3,294	3,133	9,840	10,565
Total net sales	$127,439	$131,234	$373,677	$387,304
Operating Income:
Wallboard	$20,635	$27,551	$64,116	$79,702
Other	(731)	(580)	(1,661)	(1,409)
Total operating income	$19,904	$26,971	$62,455	$78,293
Adjustments:
Interest expense	$(2,220)	$(2,549)	$(7,107)	$(7,963)
Losses from equity investment	(191)	(393)	(603)	(1,148)
Other expense, net	(66)	(29)	(168)	(256)
Income before provision for income taxes	$17,427	$24,000	$54,577	$68,926
Depreciation and Amortization:
Wallboard	$10,837	$11,299	$31,440	$32,016
Other	306	281	794	950
Total depreciation and amortization	$11,143	$11,580	$32,234	$32,966

Table 18.2: Details of Net Sales By Geographic Region
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
United States	$120,900	$125,430	$355,807	$367,917
Canada	6,539	5,804	17,870	19,387
Net sales	$127,439	$131,234	$373,677	$387,304

Table 18.3: Details of Assets By Geographic Region
	Fixed Assets		Total Assets
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in thousands)
United States	$278,792	$285,202	$659,829	$655,849
Canada	3,010	3,166	16,796	16,532
Total	$281,802	$288,368	$676,625	$672,381

19. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2019 and December 31, 2018, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value. The only assets or liabilities the Company had at September 30, 2019 that are recorded at fair value on a recurring basis are the natural gas hedges and interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Table 19.1: Fair Value Hierarchy - 2019
	As of September 30, 2019
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	1	—	1
Total assets	$—	$1	$—	$1

Liabilities
Interest rate swap	$—	$777	$—	$777
Commodity derivatives	—	934	—	934
Total liabilities	$—	$1,711	$—	$1,711

Table 19.2: Fair Value Hierarchy - 2018
	December 31, 2018
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Asset
Interest rate swap	$—	$86	$—	$86
Commodity derivatives	—	61	—	61
Total assets	$—	$147	$—	$147

Liabilities
Interest rate swap	$—	$—	$—	$—
Commodity derivatives	—	105	—	105
Total liabilities	$—	$105	$—	$105

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
During the nine months ended September 30, 2019, the Company recorded a $4.9 million gain from business interruption insurance. As of September 30, 2019, the Company has fully settled all claims related to the outage and has received all anticipated insurance payments associated with the outage.

Table 20.1: Details of Insurance Claims and Cash Payments Related to Buchanan Outage
	Claim Details			Cash Details
	Claim Amount	Insurance Deductible	Net recovery recorded in nine months ended September 30, 2019	Cash received in the nine months ended September 30, 2019	Receivable Recorded as of September 30, 2019
	(in thousands)
Rebuild property, plant and equipment damaged (a)	$1,839	$250	$1,589	$1,589	$—
Directs costs associated with business interruption (b)	3,015	—	3,015	3,015	—
Lost operating income associated with lost sales from business interruption (c)	4,861	—	4,861	4,861	—
	$9,715	$250	$9,465	$9,465	$—
(a)The rebuild of property, plant and equipment damaged and related net recovery resulted in a net gain of $1.5 million.
(b)Direct costs associated with the business interruption include various expenses such as additional freight to ship to customers at greater distances from other plants, additional freight costs to reroute incoming raw materials and other various costs that were incurred as a result of the Buchanan outage and have been covered by the Company's insurance policy. The net recovery of direct costs associated with business interruption were netted against actual costs incurred resulting in a net impact of zero to the income statement.
(c)This represents the insurance proceeds for the lost operating income the Company received related to the Buchanan outage.

Table 20.2: Details of Gain from Insurance Recoveries, Net
For the Nine Months Ended
September 30, 2019
(in thousands)
Cost to rebuild property, plant and equipment (capitalized)	$1,839
Insurance deductible	250
Net recoveries from insurance policy	1,589
Write-off of property, plant and equipment	76
Gain from insurance recoveries, net	$1,513

21. SUBSEQUENT EVENT
On November 12, 2019, the Company announced that it has entered into a definitive merger agreement with CertainTeed Gypsum and Ceilings USA, Inc., Cupertino Merger Sub, Inc. ("Merger Sub") and Compagnie de Saint-Gobain S.A. pursuant to which the Company will be merged with and into Merger Sub and each issued and outstanding share of the Company's common stock will be converted into the right to receive $37 in cash per share. Consummation of the transaction is subject to certain closing conditions, including approval by antitrust authorities and approval by the holders of a majority of the Company's issued and outstanding shares of common stock.

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
Our primary reportable segment is wallboard, which accounted for approximately 97.4% of our net sales for both the three and nine months ended September 30, 2019, compared to 97.6% and 97.3% of our net sales for the three and nine months ended September 30, 2018, respectively. We also operate other business activities, primarily the production of finishing products, which complement our full range of wallboard products. See Note 18 to the Consolidated Financial Statements for additional information on our reporting segments.
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
Wallboard pricing can be impacted by overall industry capacity in the United States. Currently, there is excess wallboard production capacity industry-wide in the United States which can lead to downward pressure on wallboard prices. We estimate that industry capacity utilization was approximately 77% and 76% for the three and nine months ended September 30, 2019, respectively, compared to 73% and 74% for the same period of 2018.
Market Outlook
Industry Analysts' forecasts for 2019 housing starts in the United States included in the October 2019 Blue Chip Economic Indicators are 1.22 million to 1.28 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. This forecast range represents a decrease of 2% to an increase of 2% over the 2018 housing starts of 1.25 million. We expect that the R&R and new commercial markets will grow in percentage by low single digits from 2018 to 2019.
Industry shipments of gypsum wallboard in the United States as reported by the Gypsum Association were an estimated 6.6 billion square feet and 6.2 billion square feet for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, industry shipments were 19.4 billion square feet, up 3.3% from the same prior year period. We estimate that industry shipments in the United States for all of 2019 will increase in percentage by low single digits from 24.9 billion square feet in 2018.

Manufacturing and Distribution Costs
Paper and synthetic gypsum are our principal wallboard raw materials. Paper constitutes our most significant input cost and the most significant driver of our variable manufacturing costs. Energy costs, consisting of natural gas and electricity, are the other key input costs. In total, manufacturing cash costs represented 65% and 64% of our costs of goods sold for the three and nine months ended September 30, 2019, respectively, compared to 63% and 64% for the same periods of 2018, respectively. Depreciation and amortization represented 11% of our costs of goods sold for both the three and nine months ended September 30, 2019, compared to 12% and 11% for the same periods of 2018, respectively. Distribution costs to deliver products to our customers represented 24% and 25% of our costs of goods sold for both the three and nine months ended September 30, 2019, respectively, compared to 25% for both three and nine months ended September 30, 2018.
Variable manufacturing costs, including inputs such as paper, gypsum, natural gas, and other raw materials, represented 68% of our manufacturing cash costs for both the three and nine months ended September 30, 2019, compared to 67% and 68% for the same periods of 2018, respectively. Fixed production costs excluding depreciation and amortization consisted of labor, maintenance, and other costs that represented 32% of our manufacturing cash costs for both the three and nine months ended September 30, 2019, compared to 33% and 32% for the same periods of 2018, respectively. Recently we have experienced increases in the costs of gypsum related to the need to source from additional suppliers at higher delivered costs. We expect to experience continued inflationary pressures on these costs for the foreseeable future.
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

Results of Operations

Table M1: Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands, except mill net)
Net sales	$127,439	$131,234	$373,677	$387,304
Cost of goods sold	99,532	94,306	286,288	279,185
Gross profit	27,907	36,928	87,389	108,119
Selling and administrative expense	9,626	9,957	28,397	29,826
Loss on intangible asset impairment	—	—	2,911	—
Gain from insurance recoveries, net	—	—	1,513	—
Gain from business interruption insurance	1,623	—	4,861	—
Operating income	19,904	26,971	62,455	78,293
Other expense, net	(66)	(29)	(168)	(256)
Interest expense, net	(2,220)	(2,549)	(7,107)	(7,963)
Income before losses from equity method investment and provision for income taxes	17,618	24,393	55,180	70,074
Losses from equity method investment	(191)	(393)	(603)	(1,148)
Income before provision for income taxes	17,427	24,000	54,577	68,926
Provision for income taxes	(3,979)	(5,436)	(12,355)	(14,821)
Net income	$13,448	$18,564	$42,222	$54,105
Other operating data:
Capital expenditures and software purchased or developed	$7,473	$7,324	$20,838	$21,120
Wallboard sales volume (million square feet)	705	674	2,032	2,011
Mill net sales price (a)	$142.41	$155.43	$145.13	$153.70
(a)Mill net sales price represents average selling price per thousand square feet net of freight and delivery costs.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net Sales. Net sales decreased by $3.8 million, down 2.9% from $131.2 million for the three months ended September 30, 2018, to $127.4 million for the three months ended September 30, 2019. The decrease was primarily attributable to a $9.7 million unfavorable impact of a decrease in the average net selling price for gypsum wallboard at constant exchange rates. This decrease was partially offset by a $5.8 million favorable impact of higher wallboard volumes driven by higher demand and a favorable impact of $0.1 million related to higher non-wallboard products sales.
Cost of Goods Sold. Cost of goods sold increased $5.2 million, up 5.5% from $94.3 million for the three months ended September 30, 2018, to $99.5 million for the three months ended September 30, 2019. Higher input costs increased cost of goods sold by $2.4 million and higher wallboard volumes increased input costs and freight costs by $2.8 million.
Selling and Administrative Expense. Selling and administrative expense decreased $0.4 million, down 4.0% from $10.0 million for the three months ended September 30, 2018, to $9.6 million for the three months ended September 30, 2019. The decrease was primarily driven by lower bonus and stock compensation expenses.
Gain from Business Interruption Insurance. During the third quarter of 2019, the Company recorded a gain of $1.6 million related to business interruption insurance proceeds for lost profits as a result of the Buchanan plant outage in the first quarter of 2019. See Note 20 to the Consolidated Financial Statements for further details.
Operating Income. Operating income of $19.9 million for the three months ended September 30, 2019 decreased by $7.1 million or 26.3% from operating income of $27.0 million for the three months ended September 30, 2018 primarily due to lower average net sales price and cost inflation, partially offset by higher wallboard volumes, insurance proceeds for business interruption and lower bonus and stock compensation expenses.
Other Expense, Net.  Other expense, net, was materially consistent when compared to prior year.

Interest Expense, Net. Interest expense, net, was $2.2 million for the three months ended September 30, 2019, a decrease of $0.3 million from $2.5 million for the three months ended September 30, 2018. The decrease was primarily driven by a $0.1 million increase in interest income on short term liquid investments and a $0.2 million decrease in interest expense on our Term Loan primarily related to decrease in the spread.
See Note 9 to the Consolidated Financial Statements for further details on the repricing.
Provision for Income Taxes. Provision for income taxes decreased $1.4 million to $4.0 million for the three months ended September 30, 2019, compared to $5.4 million in the prior period. The lower provision for income taxes was primarily driven by lower pretax income.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales. Net sales decreased by $13.6 million, down 3.5% from $387.3 million for the nine months ended September 30, 2018, to $373.7 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $16.2 million unfavorable impact of a lower average net selling price for gypsum wallboard at constant exchange rates. In addition, there were unfavorable impacts of $0.6 million related to non-wallboard products and $0.6 million related to foreign currency exchange rates. This overall decrease was partially offset by a $3.8 million favorable impact of higher wallboard volumes.
Cost of Goods Sold. Cost of goods sold increased $7.1 million, up 2.5% from $279.2 million for the nine months ended September 30, 2018, to $286.3 million for the nine months ended September 30, 2019. Higher per unit freight and input costs increased cost of goods sold by $4.5 million and higher wallboard volumes increased input costs and freight costs by $1.9 million. In addition, labor cost increased cost of goods sold by $1.1 million. Changes in other components of cost of goods sold resulted in a net decrease of $0.4 million.
Selling and Administrative Expense. Selling and administrative expense decreased $1.4 million, down 4.7% from $29.8 million for the nine months ended September 30, 2018, to $28.4 million for the nine months ended September 30, 2019. The decrease was primarily driven by lower bonus and stock compensation expenses.
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
Gain from Business Interruption Insurance. During the nine months of 2019, the Company recorded a gain of $4.9 million related to lost profits as a result of the Buchanan plant outage in the first quarter of 2019. See Note 20 to the Consolidated Financial Statements for further details.
Operating Income. Operating income of $62.5 million for the nine months ended September 30, 2019 decreased by $15.8 million or 20.2% from operating income of $78.3 million for the nine months ended September 30, 2018 due to a lower average net sales price, cost inflation, and the recognition of a one time non-cash impairment loss, partially offset by the gain from insurance recoveries, higher wallboard volumes and a decrease in bonus and stock compensation expenses.
Other Expense, Net.  Other expense, net, decreased by $0.1 million for the nine months ended September 30, 2019.
Interest Expense, Net. Interest expense, net, was $7.1 million for the nine months ended September 30, 2019, a decrease of $0.9 million from $8.0 million for the nine months ended September 30, 2018. The decrease was primarily driven by a $0.6 million increase in interest income on short term liquid investments, a $0.5 million decrease in interest expense on our Term Loan primarily related to decrease in the spread, a $0.2 million increase in capitalized interest, a $0.1 million decrease related to lower average outstanding borrowings compared to 2018, and a $0.2 million decrease due to the replacement of some of the Term Loan with industrial revenue bonds that have lower interest rates. These decreases were partially offset by a $0.7 million increase on the unhedged portion of the Term Loan as a result of the rise in LIBOR.
See Note 9 and Note 10 to the Consolidated Financial Statements for further details on the repricing and interest rate swap, respectively.

Provision for Income Taxes. Provision for income taxes decreased $2.4 million to $12.4 million for the nine months ended September 30, 2019, compared to $14.8 million in the prior period. The lower provision for income taxes was primarily driven by lower pretax income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and borrowings under our debt financing arrangements. As of September 30, 2019, we had $126.4 million in cash and cash equivalents. We believe that our current cash position, availability under our Revolver, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table M2: Net Change in Cash and Cash Equivalents
	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Net cash provided by operating activities	65,745	84,054
Net cash used in investing activities	(19,092)	(21,075)
Net cash used in financing activities	(23,107)	(29,864)
Effect of foreign exchange rates on cash and cash equivalents	254	(184)
Net change in cash and cash equivalents	$23,800	$32,931
Net Cash Provided By Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $65.7 million and $84.1 million, respectively. The decrease of $18.3 million in 2019 compared to 2018 was primarily driven by a decrease in operating income due to a decrease in the average net selling price for gypsum wallboard. The remaining decrease is due to changes in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $19.1 million, compared to $21.1 million for the nine months ended September 30, 2018. Capital expenditures and software purchased increased by $0.3 million from $21.1 million in 2018 to $20.8 million in 2019. Capital expenditures in 2019 included $1.8 million to repair the Buchanan plant. The Company received $1.6 million of insurance proceeds, net of the deductible, for reimbursement of these repair costs. The remaining change was driven by distributions and contributions related to our equity investment in Seven Hills.
Net Cash Used In Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 and 2018 was $23.1 million and $29.9 million, respectively. The change for the nine months ended September 30, 2019 primarily reflects an aggregate of $20.0 million deployed to repurchase common stock, compared to $27.4 million in the same period 2018. See Note 12 to the Consolidated Financial Statements for more detailed discussion of share repurchase activity.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The 2018 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2019.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•cyclicality in our markets, especially the new residential construction market;
•disruptions in our supply of synthetic gypsum due to regulatory changes or coal-fired power plants ceasing or reducing operations or switching to natural gas;
•changes in the costs and availability of transportation;
•the competitive labor market and resulting employee turnover;
•disruptions to our supply of paperboard liner, including termination of the WestRock contract;
•significant buying power of certain customers;
•potential losses of customers;
•the highly competitive nature of our industry and the substitutability of competitors' products;
•material disruptions at our facilities or the facilities of our suppliers;
•changes in energy, transportation and other input costs;
•changes to environmental and safety laws and regulations requiring modifications to our manufacturing systems;
•changes in, cost of compliance with or the failure or inability to comply with governmental laws and regulations, in particular environmental regulations;
•our involvement in legal and regulatory proceedings;
•our ability to attract and retain key management employees;
•cybersecurity risks;
•disruptions in our information technology systems;
•labor disruptions;
•seasonal nature of our business; and
•additional factors discussed under the sections captioned Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations and Business in our SEC filings.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2018 Form 10-K have not changed materially during the nine month period ended September 30, 2019.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company's management carried out the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), required by paragraph (b) of Exchange Act Rules 13a-15, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes during the three months ended September 30, 2019 to the risk factors previously disclosed in the 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) On November 4, 2015, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $50 million of our common stock, at such times and prices as determined by management as market conditions warrant, through December 31, 2016. On August 3, 2016, our Board of Directors increased the aggregate authorization from up to $50 million to up to $100 million and extended the expiration date to December 31, 2017. On February 21, 2017, the Board of Directors further expanded the Company's share repurchase program by an additional $100 million up to a total of $200 million of its common stock and extended the expiration date to December 31, 2018. On February 21, 2018, the Board of Directors further expanded the Company's share repurchase program by an additional $100 million up to a total of $300 million of its common stock and extended the expiration date to December 31, 2019. As of September 30, 2019, there was approximately $111.0 million of capacity remaining under the repurchase program.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL BUILDING PRODUCTS, INC.

	/s/ James Bachmann	November 12, 2019
By:	James Bachmann
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Dennis Schemm	November 12, 2019
By:	Dennis Schemm
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)